Form 10-Q
period 2025-06-30
TripAdvisor, Inc.
filed 2025-08-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at August 1, 2025
Common Stock, $0.001 par value per share	116,133,591 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue (Note 3)	$529	$497	$927	$892

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	42	40	68	64
Marketing	218	204	389	366
Personnel (including stock-based compensation of $29, $34, $57 and $61, respectively - Note 9)	149	153	293	303
Technology	25	22	48	44
General and administrative	13	21	31	50
Depreciation and amortization	23	21	44	42
Restructuring and other related reorganization costs (Note 5)	—	—	10	1
Total costs and expenses	470	461	883	870
Operating income (loss)	59	36	44	22
Other income (expense):
Interest expense	(17)	(11)	(29)	(22)
Interest income	10	13	20	25
Other income (expense), net	(5)	—	(8)	(3)
Total other income (expense), net	(12)	2	(17)	—
Income (loss) before income taxes	47	38	27	22
(Provision) benefit for income taxes (Note 7)	(11)	(14)	(2)	(57)
Net income (loss)	$36	$24	$25	$(35)

Earnings (loss) per share attributable to common stockholders (Note 11):
Basic	$0.29	$0.17	$0.19	$(0.25)
Diluted	$0.28	$0.17	$0.19	$(0.25)

Numerator used to compute net income (loss) per share attributable to common stockholders (Note 11):
Basic	$36	$24	$25	$(35)
Diluted	$36	$24	$26	$(35)

Weighted average common shares outstanding (Note 11):
Basic	125	139	133	139
Diluted	130	145	139	139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$36	$24	$25	$(35)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	29	—	45	(10)
Reclassification adjustments included in net income (loss), net of tax (1)	—	—	—	3
Total other comprehensive income (loss), net of tax	29	—	45	(7)
Comprehensive income (loss)	$65	$24	$70	$(42)

(1) Deferred income tax liabilities related to these amounts were not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,212	$1,064
Accounts receivable, net (allowance for expected credit losses of $29 and $25, respectively) (Note 4)	284	207
Prepaid expenses and other current assets	51	49
Total current assets	1,547	1,320
Property and equipment, net of accumulated depreciation of $612 and $567, respectively	214	200
Operating lease right-of-use assets	38	17
Intangible assets, net of accumulated amortization of $201 and $189, respectively	35	36
Goodwill	843	814
Non-marketable investments (Note 4)	29	30
Deferred income taxes, net (Note 1)	116	101
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4)	45	43
TOTAL ASSETS	$2,867	$2,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80	$49
Deferred merchant payables	473	255
Deferred revenue (Note 3)	85	47
Current portion of debt (Note 6)	353	5
Income taxes payable (Note 7)	21	23
Accrued expenses and other current liabilities (Note 5)	237	249
Total current liabilities	1,249	628
Long-term debt (Note 6)	822	831
Finance lease obligation, net of current portion	40	43
Operating lease liabilities, net of current portion	33	11
Deferred income taxes, net	1	1
Other long-term liabilities	95	104
Total Liabilities	2,240	1,618

Commitments and contingencies (Note 8)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 118,858,327 and 153,655,038, respectively
Shares outstanding: 116,050,247 and 127,394,786, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 0 and 12,799,999, respectively
Additional paid-in capital	412	1,605
Retained earnings	301	276
Accumulated other comprehensive income (loss)	(46)	(91)
Treasury stock-common stock, at cost, 2,808,080 and 26,260,252 shares, respectively	(40)	(847)
Total Stockholders’ Equity	627	943
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,867	$2,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of March 31, 2025	155,266,930	$—	12,799,999	$—	$1,627	$(327)	$265	$(75)	(26,260,252)	$(847)	$643
Net income (loss)							36				36
Other comprehensive income (loss), net of tax								29			29
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1)	3,037,959	—			39	327			(26,823,683)	(437)	(71)
Retirement of treasury shares (Note 10)	(40,283,936)	—	(12,799,999)		(1,284)				53,083,935	1,284	—
Repurchase of common stock under share repurchase program (Note 10)									(2,808,080)	(40)	(40)
Issuance of common stock related to exercises of options and vesting of RSUs	837,374	—			—						—
Withholding taxes on net share settlements of equity awards					(3)						(3)
Stock-based compensation					33						33
Balance as of June 30, 2025	118,858,327	$—	—	$—	$412	$—	$301	$(46)	(2,808,080)	$(40)	$627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Six months ended June 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2024	153,655,038	$—	12,799,999	$—	$1,605	$—	$276	$(91)	(26,260,252)	$(847)	$943
Net income (loss)							25				25
Other comprehensive income (loss), net of tax								45			45
Stockholder note receivable - related party (Note 1)						(327)					(327)
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1)	3,037,959	—			39	327			(26,823,683)	(437)	(71)
Retirement of treasury shares (Note 10)	(40,283,936)	—	(12,799,999)		(1,284)				53,083,935	1,284	—
Repurchase of common stock under share repurchase program (Note 10)									(2,808,080)	(40)	(40)
Issuance of common stock related to exercises of options and vesting of RSUs	2,449,266	—			—						—
Withholding taxes on net share settlements of equity awards					(12)						(12)
Stock-based compensation					64						64
Balance as of June 30, 2025	118,858,327	$—	-	$—	$412	$—	$301	$(46)	(2,808,080)	$(40)	$627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2024

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of March 31, 2024	151,237,501	$—	12,799,999	$—	$1,513	$—	$212	$(78)	(24,893,867)	$(822)	$825
Net income (loss)							24				24
Other comprehensive income (loss), net of tax								—			—
Issuance of common stock related to exercises of options and vesting of RSUs	789,927	—			—						—
Repurchase of common stock under share repurchase program (Note 10)									(1,366,385)	(25)	(25)
Withholding taxes on net share settlements of equity awards					(4)						(4)
Stock-based compensation					37						37
Balance as of June 30, 2024	152,027,428	$—	12,799,999	$—	$1,546	$—	$236	$(78)	(26,260,252)	$(847)	$857

	Six months ended June 30, 2024

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$—	$271	$(71)	(24,893,867)	$(822)	$871
Net income (loss)							(35)				(35)
Other comprehensive income (loss), net of tax								(7)			(7)
Issuance of common stock related to exercises of options and vesting of RSUs	2,252,067	—			—						—
Repurchase of common stock under share repurchase program (Note 10)									(1,366,385)	(25)	(25)
Withholding taxes on net share settlements of equity awards					(14)						(14)
Stock-based compensation					67						67
Balance as of June 30, 2024	152,027,428	$—	12,799,999	$—	$1,546	$—	$236	$(78)	(26,260,252)	$(847)	$857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$25	$(35)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44	42
Stock-based compensation expense (Note 9)	57	61
Deferred income tax expense (benefit)	1	(9)
Other, net	16	8
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(80)	(90)
Accounts payable, accrued expenses and other liabilities	15	65
Deferred merchant payables	202	212
Income tax receivables/payables, net	(14)	(100)
Deferred revenue	38	36
Net cash provided by (used in) operating activities	304	190

Investing activities:
Capital expenditures, including capitalized website development	(44)	(31)
Other investing activities, net	(2)	—
Net cash provided by (used in) investing activities	(46)	(31)

Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 6)	341	—
Principal payments on Term Loan B Facility (Note 6)	(4)	—
Repurchase of common stock related to Merger, including transaction costs (Note 1)	(411)	—
Repurchase of common stock under the share repurchase program (Note 10)	(40)	(25)
Payment of withholding taxes on net share settlements of equity awards	(12)	(14)
Payments of finance lease obligation	(4)	(4)
Net cash provided by (used in) financing activities	(130)	(43)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	148	109
Cash, cash equivalents and restricted cash at beginning of period	1,064	1,067
Cash, cash equivalents and restricted cash at end of period	$1,212	$1,176
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$15	$165
Cash paid during the period for interest	$27	$20
Supplemental disclosure of non-cash flow financing activities:
Issuance of common stock related to Merger (Note 1)	$39	$—
Net operating loss carryforwards retained related to Merger (Note 1)	$13	$—

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

TheFork delivers happiness through amazing dining experiences as the leading online restaurant booking platform in Europe. At the forefront of championing restaurant culture, TheFork harnesses technology to promote real life connections between diners and restaurateurs. TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, as of December 31, 2024, across the U.K. and western and central Europe.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements, except as discussed below in “Revised Operating Expense Presentation.” Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was previously filed with the SEC (the "2024 Annual Report"). The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

	Three Months Ended				Six Months Ended
	As Reported June 30, 2024	Adjustments		As Adjusted June 30, 2024	As Reported June 30, 2024	Adjustments		As Adjusted June 30, 2024
	(in millions)				(in millions)
Costs and expenses:
Cost of sales (formerly Cost of revenue)	$46	$(6)	1	$40	$81	$(17)	1	$64
Marketing (formerly Selling and marketing)	263	(59)	2	204	484	(118)	2	366
Personnel (including stock-based compensation of $34 and $61)	—	153	3	153	—	303	3	303
Technology (formerly Technology and content)	75	(53)	4	22	151	(107)	4	44
General and administrative	56	(35)	5	21	112	(62)	5	50
Depreciation and amortization	21	—		21	42	—		42
Restructuring and other related reorganization costs	—	—		—	—	1	6	1
Total costs and expenses	$461	$—		$461	$870	$—		$870
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

LTRIP and Tripadvisor Merger Agreement and Loan Agreement

On December 18, 2024, the Company, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) and Telluride Merger Sub Corp., a Delaware corporation (“Merger Sub”) and an indirect wholly-owned subsidiary of the Company, entered into the Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Merger Sub would be merged with and into LTRIP (the “Merger”), with LTRIP surviving the Merger as the surviving corporation and an indirect, wholly-owned subsidiary of the Company, and (ii) immediately following the Merger, LTRIP (as the surviving corporation in the Merger) would be merged with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“ParentSub LLC”) (such merger, the “ParentSub LLC Merger”), with ParentSub LLC surviving the ParentSub LLC Merger as the surviving company and a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, on March 20, 2025 the Company provided a loan (the “Loan Agreement”) to LTRIP in an aggregate principal amount of $327 million to enable LTRIP to repurchase or settle LTRIP’s outstanding Exchangeable Debentures (refer to definition below) prior to the close of the Merger. The Loan Agreement provided that LTRIP was required to use the proceeds from loans under the Loan Agreement solely to repurchase or settle its exchange obligations with respect to the Exchangeable Debentures in accordance with the terms of the Exchangeable Debentures Indenture and the Merger Agreement and pay related fees, costs and expenses incurred in connection therewith.

On April 29, 2025, the Merger closed, and pursuant to the Merger Agreement, (i) the shares of LTRIP Series A common stock and Series B common stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive $0.2567 per share in cash, totaling approximately $20 million in the aggregate, (ii) all of the shares of LTRIP's 8% Series A cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, approximately $42.5 million in cash, without interest, and 3,037,959 validly issued, fully paid and non-assessable shares of the Company's common stock, with a fair value of approximately $39 million, as calculated using the Company's closing stock price on April 28, 2025 of $12.82 per share, and (iii) the remaining balance of LTRIP's 0.50% exchangeable senior debentures (the “Exchangeable Debentures”), were repaid. The repayment of the Exchangeable Debentures occurred in two phases: (i) $326 million were repaid during March 2025 by LTRIP with the use of proceeds from the Loan Agreement, and (ii) $4 million were repaid by the Company during May 2025.

The Loan Agreement subsequently expired in accordance with the terms of the Merger Agreement upon closing of the Merger on April 29, 2025. As a result, the Loan Agreement balance of $327 million, initially classified as “stockholder note receivable - related party,” a reduction to stockholders’ equity in our unaudited condensed consolidated balance sheet, is no longer payable to the Company by LTRIP, and it has been included in the aggregate transaction price of the Merger (see Merger accounting discussion below).

Prior to the Merger, assets held by LTRIP substantially consisted of shares of the Company’s common stock. Immediately prior to the closing of the Merger, LTRIP beneficially owned approximately 26.8 million shares of the Company's common stock, consisting of 14.0 million shares of common stock and 12.8 million shares of Class B common stock. As a result, the Company accounted for the Merger as a repurchase of the Company's common stock previously held by LTRIP. As such: (i) the aggregate transaction price of the repurchase was recorded as an increase to treasury stock within stockholders’ equity on our unaudited condensed consolidated balance sheet, and (ii) the cash portion of the aggregate transaction price of the repurchase is reflected as a financing cash outflow within our unaudited condensed consolidated statement of cash flows. The amount allocated to treasury stock on the unaudited condensed consolidated balance sheet totaled $437 million, consisting of: (i) the aggregate cash and common stock consideration paid in connection with the repurchase of $431 million, plus (ii) all direct expenses and fees associated with the repurchase of approximately $19 million; partially offset by (iii) $13 million in LTRIP net operating loss carryforwards (“NOLs”), tax effected, retained by the Company, which was recorded as an asset to deferred income taxes, net on our unaudited condensed consolidated balance sheet. Immediately following the close of the Merger, on April 29, 2025, the Board of Directors formally retired the shares of Tripadvisor common stock and Class B common stock previously held by LTRIP, thereby canceling approximately 26.8 million shares of the Company, which reduced the Company’s outstanding shares by the same number. Refer to “Note 10: Stockholders’ Equity”, under the section titled “Retirement of Treasury Shares” for further information.

As a result of the Merger, the Company is no longer a controlled company under the Nasdaq Stock Market Listing Rules (the “Nasdaq Rules”) and no longer subject to the Governance Agreement by and among the Company, Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (as amended by the Assignment and Assumption of Governance Agreement, dated August 12, 2014).

Redomestication to Nevada

Effective April 29, 2025, the Company effected the redomestication of the Company to the State of Nevada by conversion, which redomestication by conversion was approved by the Company's stockholders in June 2023. With respect to such redomestication, a Plan of Conversion was filed with the Delaware Secretary of State and Articles of Conversion and Articles of Incorporation were filed with the Nevada Secretary of State. The redomestication of the Company had no impact on our unaudited condensed consolidated financial statements.

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

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East and between Ukraine and Russia, acts of terrorism, fluctuations in currency values, and changes in global economic conditions and/or legislation and regulation are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital; while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions or economic uncertainty, public health-related events, as well as other factors.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2024, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report, except as described below.

Retirement of Treasury Shares

The retirement of treasury shares is recorded as a reduction to common stock, equal to the par value of the shares retired, on our unaudited condensed consolidated balance sheet. The excess carrying value of the treasury shares over par value is recorded as a reduction of additional paid-in capital, to the extent there is additional paid-in capital in the same class of stock, with any remaining excess as a reduction to retained earnings. Refer to “Note 10: Stockholders’ Equity”, under the section titled “Retirement of Treasury Shares”, for further information related to the retirement of treasury shares by the Company during the second quarter of 2025.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for the 2025 annual period and can be applied either prospectively or retrospectively. We are currently in the process of evaluating the impact of this new accounting guidance on our consolidated financial statements and related disclosures for the year ended December 31, 2025.

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2024, as described under “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report. There was no significant revenue recognized in the three and six months ended June 30, 2025 and 2024, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Major products/revenue sources (1):	(in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$152	$150	$300	$309
Media and advertising	36	41	66	73
Tripadvisor experiences and dining (2)	45	48	75	84
Other	9	11	20	24
Total Brand Tripadvisor	242	250	461	490

Viator	270	244	426	385
TheFork	54	42	101	83
Intersegment eliminations (2)	(37)	(39)	(61)	(66)
Total Revenue	$529	$497	$927	$892
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 12: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2025, we had $47 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $37 million was recognized as revenue during the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2025, refunds due to cancellations by travelers was not material, while this amount was $3 million during the six months ended June 30, 2025. As of January 1, 2024, we had $49 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $10 million and $38 million was recognized as revenue during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, refunds due to cancellations by travelers were $1 million and $3 million, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2025 and December 31, 2024, we had approximately $1.2 billion and $1.1 billion of cash and cash equivalents, respectively, which consisted of available on demand bank deposits and time deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of June 30, 2025 or December 31, 2024, and there were no purchases or sales of any marketable securities during and for the three and six months ended June 30, 2025 and 2024.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$874	$874	$874	$742	$742	$742
Level 1:
Money market funds	324	324	324	322	322	322
Level 2:
Time deposits	14	14	14	—	—	—
Total	$1,212	$1,212	$1,212	$1,064	$1,064	$1,064
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the three and six months ended June 30, 2025 and 2024, our forward contracts were not designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations. We recorded a net loss of $2 million for both the three and six months ended June 30, 2025, related to our forward contracts, while these amounts were not material for the three and six months ended June 30, 2024.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	June 30, 2025	December 31, 2024
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$—	$11
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of December 31, 2024 was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of June 30, 2025 or December 31, 2024.

Other Financial Assets and Liabilities

As of June 30, 2025 and December 31, 2024, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	June 30, 2025	December 31, 2024
	(in millions)
Accounts receivable	$247	$187
Contract assets	37	20
Total	$284	$207

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the periods ended June 30, 2025 and December 31, 2024 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Debt

The following table shows the aggregate principal and fair value amount of the 2026 Senior Notes and Term Loan B Facility as of the dates presented, classified as short-term and long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information.

	June 30, 2025				December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
2026 Senior Notes	$345	$(1)	$344	$332	$345	$(2)	$343	$323
Term Loan B Facility (2)	$845	$(14)	$831	$844	$499	$(6)	$493	$504
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

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of June 30, 2025 and December 31, 2024.

Risks and Concentrations

Our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2024, Booking Holdings Inc. (and its subsidiaries) accounted for 10% or more of our consolidated revenue, and together with Expedia Group, Inc. (and its subsidiaries), our two most significant travel partners, accounted for approximately 22% of our consolidated revenue, with nearly all of this revenue concentrated in our Brand Tripadvisor segment. Additionally, our business is dependent on relationships with third-party service providers that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, primarily our experiences operators. However, for the year ended December 31, 2024, no one operator’s inventory resulted in more than 10% of our annual revenue on a consolidated basis or at a reportable segment level.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd., which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $27 million and $28 million as of June 30, 2025 and December 31, 2024, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the three and six months ended June 30, 2025, as well as the six months ended June 30, 2024, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations, while this amount was not material during the three months ended June 30, 2024. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and six months ended June 30, 2025 and 2024, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related party transactions, and were not material during the three and six months ended June 30, 2025 and 2024.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million, classified as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both June 30, 2025 and December 31, 2024, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	June 30, 2025	December 31, 2024
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$55	$74
Accrued marketing costs	89	67
Finance lease liability - current portion	7	7
Operating lease liabilities - current portion	7	6
Non-income taxes payable (1)	8	18
Accrued legal contingencies (2)	6	10
Restructuring and other related reorganization costs (3)	3	5
Other	62	62
Total	$237	$249

(1)
Amounts are primarily related to digital service taxes.
(2)
Refer to “Note 8: Commitments and Contingencies” for further information.
(3)
During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of these actions taken, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $10 million during the six months ended June 30, 2025, which consisted of employee severance and related benefits, primarily in our Brand Tripadvisor segment. We expect that the majority of the remaining unpaid costs as of June 30, 2025 will be disbursed during the remainder of 2025.

The following table summarizes our restructuring and other related reorganization costs for the six months ended June 30, 2025:

Carrying Value
(in millions)
Accrued liability as of December 31, 2024	$5
Charges	11
Payments	(13)
Accrued liability as of June 30, 2025	$3

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	June 30, 2025	December 31, 2024
	(in millions)
Short-term debt:
Term Loan B Facility due 2031	$9	$5
0.25% Convertible 2026 Senior Notes due 2026 (1)	345	—
Unamortized Debt Issuance Costs	(1)	—
Total short-term debt	$353	$5

Long-term debt:
Term Loan B Facility due 2031	$836	$494
0.25% Convertible 2026 Senior Notes due 2026 (1)	—	345
Unamortized Debt Issuance Costs	(14)	(8)
Total long-term debt	$822	$831
(1)
Reclassified to short-term debt as of June 30, 2025 as 2026 Senior Notes maturity date is April 1, 2026.

Credit Agreement

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and, amended and restated in June 2023 (the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028. On July 8, 2024, the Company entered into the First Amendment to its Credit Agreement, which implemented the Term Loan B Facility (discussed below), and, on March 20, 2025, entered into the Second Amendment to the Amended Credit Agreement, which increased the existing Term Loan B Facility in the amount of $350 million. On June 5, 2025, the Company entered into the Third Amendment to the amended Credit Agreement, which amended the Credit Facility’s maturity conditions (the Credit Agreement, with the First Amendment, the Second Amendment and the Third Amendment is hereinafter referred to as the “Amended Credit Agreement”). The Credit Facility had previously provided a conditional maturity date (referred to as “Springing Maturity Date” in Amended Credit Agreement) that was 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more. Specifically, the Third Amendment suspends this conditional maturity date if, at that time and any day following such maturity, the aggregate amount of unrestricted cash of the Company and its restricted subsidiaries, less deferred merchant payables, is at least $500 million. The Amended Credit Agreement does not change the aggregate amount of revolving commitments available at $500 million related to our Credit Facility.

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

Credit Facility

As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings from the Credit Facility, except $4 million and $3 million, respectively, of undrawn standby letters of credit issued under the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. For both the three and six months ended June 30, 2025 and 2024, total interest expense and commitment fees on our Credit Facility were not material. The Amended Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to

1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%. On July 15, 2024, the Company used these borrowed funds to fully redeem its 2025 Senior Notes. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350 million, with a maturity date of July 8, 2031 and an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's 2026 Senior Notes and for general corporate purposes. The Company incurred $9 million of debt issuance costs associated with the Tack-On Incremental Term Loan B Facility. We refer to the original Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.”

As of June 30, 2025, the interest rate on the Term Loan B Facility was 7.08% and, for the three and six months ended June 30, 2025 the weighted-average interest rate on the Term Loan B Facility was 7.05% and 7.06%, respectively. The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $4 million were made during the six months ended June 30, 2025. The Term Loan B Facility has no financial covenants.

As of June 30, 2025, and in connection with the issuance of the Term Loan B Facility, we have $14 million of unamortized debt issuance costs, consisting of the initial purchasers’ discount, lender fees, and other debt financing costs. These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations. As of June 30, 2025, unpaid interest on the Term Loan B Facility was not material and $15 million and $25 million was recorded as interest expense on our unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2025, respectively.

2025 Senior Notes

On July 15, 2024, the Company redeemed all $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. During the three and six months ended June 30, 2024, we recorded $9 million and $18 million, respectively, of interest expense on our unaudited condensed consolidated statement of operations.

2026 Senior Notes

During the three and six months ended June 30, 2025 and 2024, our effective interest rate, including debt issuance costs, was approximately 0.32% and 0.40%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of June 30, 2025 and December 31, 2024, unpaid interest on the 2026 Senior Notes was also not material.

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

Refer to “Note 8: Debt” in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report, for additional information pertaining to redemption, conversion, and repurchase features or other terms regarding the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, 2025 Senior Notes, 2026 Senior Notes and Capped Calls.

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

Our income tax provision was $11 million and $2 million for the three and six months ended June 30, 2025, respectively, and our income tax provision was $14 million and $57 million for the three and six months ended June 30, 2024, respectively. The change in our income tax provision during the three months ended June 30, 2025, when compared to the same period in 2024, was primarily due to discrete items recorded during the second quarter of 2024. The change in our income tax provision during the six months ended June 30, 2025, when compared to the same period in 2024, was primarily the result of an Internal Revenue Service (“IRS”) audit settlement for the 2014, 2015, and 2016 tax years, resulting in an incremental income tax provision of $45 million, recorded during the six months ended June 30, 2024, as described below.

Our effective tax rate for the three months ended June 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to state taxes and unfavorable stock-based compensation tax effects. Our effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Six months ended June 30,
	2025	2024
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$6	$5
State income taxes, net of effect of federal tax benefit	1	2
Unrecognized tax benefits and related interest (1)	(10)	1
Stock-based compensation	5	4
Research tax credit	(2)	(2)
Change in valuation allowance	1	(2)
IRS audit settlement	—	45
Transfer pricing reserves adjustment	—	(4)
Other, net	1	8
Provision (benefit) for income taxes	$2	$57
(1)
Includes a discrete tax benefit of $11 million in income tax reserves during the first quarter of 2025, related to the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016, during the first quarter of 2025.

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2025, we had an accrued interest liability of $21 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the IRS for tax year 2018 and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding, or review of, the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our income taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of June 30, 2025, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, which was settled during 2024, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit, which is ongoing.

As previously disclosed, we received Notices of Proposed Adjustments (“NOPA”) from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. As a result of this audit settlement, we recorded additional income tax expense of $45 million, inclusive of interest, as a discrete item, during the six months ended June 30, 2024, on our unaudited condensed consolidated statement of operations, of which $46 million of this amount was recorded during the first quarter of 2024 and a $1 million income tax benefit that was recorded during the second quarter of 2024. In addition, the Company reviewed the impact of this audit settlement on our existing transfer pricing income tax reserves for subsequent open tax years at the time, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million during the first quarter of 2024. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, to satisfy this audit settlement.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of changes to federal tax law and other regulatory provisions that may impact the Company, was signed into law in the United States. We continue to assess its impact and, as the OBBBA was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company’s forecasted annual effective tax rate in subsequent periods as required.

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, there have been no material changes to our commitments and contingencies since December 31, 2024, except as discussed below. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2024 Annual Report.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential losses that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made. Refer to “Note 7: Income Taxes” for further information on potential contingencies pertaining to ongoing income tax audits.

As of June 30, 2025, we had $6 million in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet, as an estimated potential settlement of a regulatory related matter within our vacation rentals offering. This accrual is based on our best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded. We accrued $10 million during the three months ended March 31, 2024, in general and administrative expenses in our unaudited condensed consolidated statement of operations, and based on updated information, this accrual was reduced to $6 million during the three months ended June 30, 2025, in general and administrative expenses in our unaudited condensed consolidated statement of operations.

NOTE 9: STOCK BASED AWARDS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Total stock-based compensation expense	$29	$34	$57	$61
Income tax benefit from stock-based compensation	(5)	(7)	(10)	(12)
Total stock-based compensation expense, net of tax	$24	$27	$47	$49

We capitalized $4 million and $7 million of stock-based compensation expense as website development costs during the three and six months ended June 30, 2025, respectively, and $3 million and $6 million during the three and six months ended June 30, 2024, respectively.

Stock-Based Award Activity and Valuation

2025 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2024	2,190	$31.57
Canceled or expired	(115)	49.69
Options outstanding at June 30, 2025	2,075	$30.57	4.9	$—
Exercisable as of June 30, 2025	1,757	$32.39	4.5	$—
Vested and expected to vest after June 30, 2025(1)	2,075	$30.57	4.9	$—

(1)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $2 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of June 30, 2025 was $13.05. The total intrinsic value of stock options exercised was not material for the six months ended June 30, 2025 and 2024.

2025 Restricted Stock Units ("RSUs") Activity

A summary of our RSU activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2024	11,605	$23.47
Granted(1)	6,640	14.86
Vested and released(2)	(2,970)	25.33
Canceled	(963)	22.23
Unvested RSUs outstanding as of June 30, 2025(3)	14,312	$19.17	$187
(1)
Inclusive of approximately 77,000 deferred stock units (“DSUs”) granted to certain non-employee directors during the second quarter of 2025. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs shall vest one year after the grant date. However, settlement of the shares represented by DSUs that have vested will occur on January 15th of the calendar year immediately following the year in which the director experiences a "separation of service" as defined in Section 409A of the Internal Revenue Code of 1986.
(2)
Inclusive of approximately 630,000 shares of common stock withheld in connection with RSU vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.
(3)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $75 million and $68 million for the six months ended June 30, 2025 and 2024, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2024	982	$23.28		491	$10.53
Granted	932	14.92		—	—
Vested and released (3)	(190)	18.49		—	—
Canceled	(63)	19.93		—	—
Unvested and outstanding as of June 30, 2025	1,661	$19.27	$22	491	$10.53	$6

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
(2)
MSUs vest three years from grant date, generally with 25% vesting if the weighted-average stock price over a 30-day trading period during the vesting period is equal to or greater than $35.00 but less than $45.00, 50% vesting if equal to or greater than $45.00 but less than $55.00, and 100% vesting if equal to or greater than $55.00, subject to continuous employment with, or performance of services for, the Company. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period and is not adjusted based on the actual number of awards that ultimately vest.
(3)
Inclusive of approximately 81,000 shares of common stock withheld in connection with PSU vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of PSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $3 million and $5 million during the three and six months ended June 30, 2025, respectively, and $4 million and $7 million during the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, total unrecognized compensation cost related to stock-based awards, substantially RSUs (including PSUs, MSUs and DSUs), was $270 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

NOTE 10: STOCKHOLDERS’ EQUITY

Repurchases of Treasury Shares

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. Our Board of Directors authorized and directed management to effect the share repurchase program in compliance with applicable legal requirements. Management will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time.

During the three months ended June 30, 2025, approximately 2.8 million shares of the Company's outstanding common stock were repurchased under the share repurchase program at an average price of $14.22 per share, exclusive of fees and commissions, or $40 million in the aggregate. As of June 30, 2025, the Company had $160 million remaining available to repurchase shares of its common stock under this share repurchase program. During the three months ended June 30, 2024, approximately 1.4 million shares of the Company's outstanding common stock were repurchased under the share repurchase program at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. For the three and six months ended June 30, 2025 and 2024, any excise tax incurred for repurchases made under the share repurchase program was not material.

In addition, and in a separate transaction, as noted in “Note 1: Basis of Presentation”, under the section titled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement”, on April 29, 2025, the Company repurchased approximately 26.8 million shares of Tripadvisor common stock and Class B common stock previously held by LTRIP in the Merger at an average price of approximately $16.27 per share, or $437 million in the aggregate, inclusive of transaction costs related to the repurchase of these shares.

Retirement of Treasury Shares

On April 29, 2025, the Company’s Board of Directors approved the retirement of all common stock and Class B common stock held as treasury stock by the Company, thereby canceling approximately 53.1 million shares of the Company's common stock, with a carrying value of approximately $1.3 billion. The retirement of these shares resulted in a reduction in both the carrying value of treasury stock and additional paid-in capital of approximately $1.3 billion on our unaudited condensed consolidated balance sheet. There was no net effect to the Company’s total stockholders’ equity balance on its unaudited condensed consolidated balance sheet due to the retirement of these shares.

NOTE 11: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of the 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to the 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the six months ended June 30, 2024, Diluted EPS is the same as Basic EPS since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) in order to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of June 30, 2025 and 2024, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) used to compute Basic EPS	$36	$24	$25	$(35)
Interest expense on 2026 Senior Notes, net of tax (1)	—	—	1	—
Net income (loss) used to compute Diluted EPS	$36	$24	$26	$(35)
Denominator:
Weighted average shares used to compute Basic EPS	124,948	139,234	132,959	138,836
Weighted average effect of dilutive securities:
Stock-based awards (Note 9)	620	1,310	1,030	—
2026 Senior Notes (Note 6)	4,674	4,674	4,674	—
Weighted average shares used to compute Diluted EPS	130,242	145,218	138,663	138,836
Basic EPS	$0.29	$0.17	$0.19	$(0.25)
Diluted EPS	$0.28	$0.17	$0.19	$(0.25)
(1)
Interest expense, net of taxes, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for both the three months ended June 30, 2025 and 2024 was not material.

Potential common shares, consisting of outstanding stock options, RSUs (including PSUs, MSUs and DSUs), and those issuable under the 2026 Senior Notes, totaling approximately 15.1 million shares and 12.2 million shares for the three and six months ended June 30, 2025, respectively, and approximately 13.5 million shares and 22.1 million shares for the three and six months ended June 30, 2024, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 2.0 million shares for both the three and six months ended June 30, 2025, respectively, and approximately 1.5 million shares for both the three and six months ended June 30, 2024, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. As noted, in “Note 1: Basis of Presentation”, under the section titled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement”, on April 29, 2025, all Class B shares were repurchased by the Company from LTRIP in the Merger and subsequently retired by the Company’s Board of Directors, thereby canceling these shares. In addition, our non-vested RSUs are entitled to dividend equivalents, which are payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

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

Direct costs are included in the applicable operating segments, including certain personnel costs, which have been allocated to each segment. We base these allocations on time-spent analyses, headcount, and other allocation methods we believe are reasonable. We do not allocate certain shared expenses to our reportable segments, such as certain information system costs, technical infrastructure costs, and other costs supporting the Tripadvisor platform and operations, that we do not believe are a material driver of individual segment performance, which is consistent with the financial information used by our CODM. We include these expenses in our Brand Tripadvisor segment. Our allocation methodology is periodically evaluated and may change

The following tables present our reportable segment information for the three and six months ended June 30, 2025 and 2024 and include a reconciliation of adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation, goodwill, long-lived asset and intangible asset impairments, legal reserves, settlements and other, transaction related expenses, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in “Corporate & Eliminations.” In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM. We have recast the prior period presented for segment revenue and segment adjusted EBITDA to ensure comparability with the current period presented. These changes did not result in a change to our previously reported segments revenue or adjusted EBITDA.

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

	Three months ended June 30, 2025
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$205	$270	$54	$—	$529
Intersegment revenue	37	—	—	(37)	—
Total Revenue	$242	$270	$54	$(37)	$529
Less: (4)
Cost of sales	9	28	5	—	42
Marketing	82	162	11	(37)	218
Personnel (exclusive of stock-based compensation as shown separately below)	62	36	22	—	120
Technology	14	8	3	—	25
General and administrative (5)	9	4	4	—	17
Adjusted EBITDA	66	32	9	—	107
Depreciation and amortization				(23)	(23)
Stock-based compensation				(29)	(29)
Legal reserves, settlements and other (6)				4	4
Operating income (loss)					59
Other income (expense), net					(12)
Income (loss) before income taxes					47
(Provision) benefit for income taxes					(11)
Net income (loss)					$36

	Three months ended June 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$211	$244	$42	$—	$497
Intersegment revenue	39	—	—	(39)	—
Total Revenue	$250	$244	$42	$(39)	$497
Less: (4)
Cost of sales (7)	8	25	3	—	36
Marketing	68	166	9	(39)	204
Personnel (exclusive of stock-based compensation as shown separately below)	65	33	21	—	119
Technology	13	6	3	—	22
General and administrative (8)	12	4	3	—	19
Adjusted EBITDA	84	10	3	—	97
Depreciation and amortization				(21)	(21)
Stock-based compensation				(34)	(34)
Legal reserves, settlements and other (9)				(4)	(4)
Transaction related expenses				(2)	(2)
Operating income (loss)					36
Other income (expense), net					2
Income (loss) before income taxes					38
(Provision) benefit for income taxes					(14)
Net income (loss)					$24

	Six months ended June 30, 2025
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$400	$426	$101	$—	$927
Intersegment revenue	61	—	—	(61)	—
Total Revenue	$461	$426	$101	$(61)	$927
Less: (4)
Cost of sales	14	44	10	—	68
Marketing	143	276	31	(61)	389
Personnel (exclusive of stock-based compensation as shown separately below)	127	68	41	—	236
Technology	27	14	7	—	48
General and administrative (5)	19	9	7	—	35
Adjusted EBITDA	131	15	5	—	151
Depreciation and amortization				(44)	(44)
Stock-based compensation				(57)	(57)
Legal reserves, settlements and other (6)				4	4
Restructuring and other related reorganization costs (10)	(9)	—	(1)		(10)
Operating income (loss)					44
Other income (expense), net					(17)
Income (loss) before income taxes					27
(Provision) benefit for income taxes					(2)
Net income (loss)					$25

	Six months ended June 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$424	$385	$83	$—	$892
Intersegment revenue	66	—	—	(66)	—
Total Revenue	$490	$385	$83	$(66)	$892
Less: (4)
Cost of sales (7)	15	40	5	—	60
Marketing	129	280	23	(66)	366
Personnel (exclusive of stock-based compensation as shown separately below)	135	64	43	—	242
Technology	26	12	6	—	44
General and administrative (11)	24	7	6	—	37
Adjusted EBITDA	161	(18)	—	—	143
Depreciation and amortization				(42)	(42)
Stock-based compensation				(61)	(61)
Legal reserves, settlements and other (12)				(14)	(14)
Restructuring and other related reorganization costs			(1)		(1)
Transaction related expenses				(3)	(3)
Operating income (loss)					22
Other income (expense), net					—
Income (loss) before income taxes					22
(Provision) benefit for income taxes					(57)
Net income (loss)					$(35)
(1)
Corporate general and administrative personnel costs of $2 million and $4 million for both the three and six months ended June 30, 2025 and 2024, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $2 million for both the three and six months ended June 30, 2025 and 2024, respectively.
(3)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $2 million for both the three and six months ended June 30, 2025 and 2024, respectively.
(4)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to our CODM.
(5)
Exclusive of $4 million in the Brand Tripadvisor segment which is included separately below in legal reserves, settlements and other.
(6)
Represents a decrease of $4 million to a previously estimated accrual for the potential settlement of a regulatory related matter during the second quarter of 2025, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. Refer to "Note 8: Commitments and Contingencies" for further information.
(7)
Exclusive of $2 million in both the Brand Tripadvisor and Viator segments, which are included separately below in legal reserves, settlements and other.
(8)
Exclusive of $2 million in the Brand Tripadvisor segment, which is included separately below in transaction related expenses.
(9)
This amount includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital service taxes, which required retrospective application back to January 1, 2022. This amount represents a one-time retrospective liability for the periods prior to April 1, 2024, while all prospective periods are and will be included within adjusted EBITDA, respectively. This expense is reflected in cost of sales on our unaudited condensed consolidated statement of operations.
(10)
Refer to “Note 5: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(11)
Exclusive of $13 million in the Brand Tripadvisor segment which is included separately below in legal reserves, settlements and other and transaction related expenses.
(12)
Represents an estimated accrual for the potential settlement of a regulatory related matter of $10 million expensed during the first quarter of 2024 and is reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. Refer to "Note 8: Commitments and Contingencies" for further information. In addition, this amount included a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital service taxes, which required retrospective application back to January 1, 2022. This amount represents a one-time retrospective liability for the periods prior to April 1, 2024, while all prospective periods are and will be included within adjusted EBITDA, respectively. This expense is reflected in cost of sales on our unaudited condensed consolidated statement of operations.

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

Heightened geopolitical tensions and conflicts, including the evolving events in the Middle East and between Ukraine and Russia; acts of terrorism; political instability or changes in legislative or regulatory policies, including U.S. tax laws such as the OBBBA; announced or implemented changes in tariffs; fluctuations in interest rates, tax rates and foreign exchange rates and changes in global economic conditions; and public-health related events are examples of events that could have a negative impact on the travel industry and, as a result, our financial results.

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

Recent Developments

Tripadvisor and Liberty TripAdvisor Merger and Loan Agreement

As previously disclosed in our 2024 Annual Report, on December 18, 2024, the Company and LTRIP entered into the Merger Agreement, whereby Tripadvisor would acquire LTRIP. On April 29, 2025, the Merger closed. The aggregate transaction price of the Merger was $437 million, consisting of: (i) $431 million in cash and common stock consideration paid in connection with the repurchase, plus (ii) approximately $19 million in direct expenses and fees associated with the repurchase; partially offset by (iii) $13 million in LTRIP net operating loss carryforwards (“NOLs”), tax effected, retained by the Company.

Prior to the Merger, assets held by LTRIP substantially consisted of shares of the Company’s common stock. As of the close of the Merger, LTRIP beneficially owned approximately 26.8 million shares of the Company's common stock, consisting of 14.0 million shares of common stock and 12.8 million shares of Class B common stock. As a result, the Company accounted for the Merger as a repurchase of the Company's common stock previously held by LTRIP.

Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

Retirement of Treasury Shares

On April 29, 2025, the Company’s Board of Directors approved the retirement of all common stock and Class B common stock held as treasury stock by the Company, thereby canceling approximately 53.1 million shares of our common stock, with a carrying value of approximately $1.3 billion. The retirement of these shares resulted in a reduction in both the carrying value of treasury stock and additional paid-in capital of approximately $1.3 billion on our unaudited condensed consolidated balance sheet. There was no net effect to the Company’s total stockholders’ equity balance on its unaudited condensed consolidated balance sheet due to the retirement of these shares. Refer to “Note 10: Stockholders’ Equity” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Restructuring and Related Reorganization Actions

During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of these actions taken, the Company incurred estimated pre-tax restructuring and other related reorganization costs of approximately $10 million during the three months ended March 31, 2025, which consisted of employee severance and related benefits, primarily in our Brand Tripadvisor segment. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” and “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

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

Employees

As of June 30, 2025, the Company had approximately 2,830 employees. Approximately 63%, 32%, and 5% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital; while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions or economic uncertainty, public health-related events, as well as other factors.

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

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements that we are required to adopt that may have an impact on our unaudited condensed consolidated financial statements since December 31, 2024, as compared to those described under “Note 2: Significant Accounting Policies,” in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report, except as described under “Note 2: Significant Accounting Policies,” in the notes to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenue	$529.2	$496.7	7%	$927.4	$891.8	4%

Costs and expenses:
Cost of sales	41.8	39.8	5%	68.7	64.3	7%
Marketing	217.7	203.4	7%	389.4	365.7	6%
Personnel (including stock-based compensation of $29.1, $33.5, $57.1 and $60.9, respectively)	149.1	153.2	(3)%	292.9	302.4	(3)%
Technology	24.9	22.3	12%	47.6	44.1	8%
General and administrative	13.2	20.8	(37)%	30.5	50.1	(39)%
Depreciation and amortization	22.9	20.7	11%	44.1	42.4	4%
Restructuring and other related reorganization costs	0.5	—	n.m.	10.5	1.0	950%
Total costs and expenses:	470.1	460.2	2%	883.7	870.0	2%
Operating income (loss)	59.1	36.5	62%	43.7	21.8	100%
Other income (expense):
Interest expense	(17.3)	(10.9)	59%	(29.1)	(21.9)	33%
Interest income	10.3	12.8	(20)%	20.3	25.4	(20)%
Other income (expense), net	(5.2)	0.1	n.m.	(8.3)	(3.2)	159%
Total other income (expense), net	(12.2)	2.0	n.m.	(17.1)	0.3	n.m.
Income (loss) before income taxes	46.9	38.5	22%	26.6	22.1	20%
(Provision) benefit for income taxes	(10.9)	(14.4)	(24%)	(1.6)	(57.3)	(97)%
Net income (loss)	$36.0	$24.1	49%	$25.0	$(35.2)	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$107.0	$96.6	11%	$150.8	$143.3	5%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Brand Tripadvisor Segment

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Revenue (1)	$241.8	$250.3	(3)%	$461.2	$489.7	(6)%
Less: (2)
Cost of sales	9.0	8.3	8%	14.0	14.8	(5)%
Marketing	81.6	67.7	21%	143.7	128.5	12%
Personnel (exclusive of stock-based compensation)	62.3	65.4	(5)%	127.0	135.1	(6)%
Technology	13.6	13.1	4%	26.5	26.3	1%
General and administrative	9.4	12.1	(22)%	19.3	23.6	(18)%
Total Adjusted EBITDA	$65.9	$83.7	(21)%	$130.7	$161.4	(19)%

Adjusted EBITDA Margin by Segment (3)	27.3%	33.4%		28.3%	33.0%

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

Brand Tripadvisor segment revenue decreased by approximately $8 million and $29 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The decrease in Brand Tripadvisor segment revenue during the three months ended June 30, 2025, when compared to the same period in 2024, was primarily due to a decrease in media and advertising revenue and, to a lesser extent, decreases in Tripadvisor experiences and dining revenue and other revenue, partially offset by an increase in hotel meta revenue. The decrease in Brand Tripadvisor segment revenue during the six months ended June 30, 2025, when compared to the same period in 2024, was primarily due to a decrease in hotel meta revenue, Tripadvisor experiences and dining revenue and media and advertising revenue and, to a lesser extent, a decrease in other revenue.

Adjusted EBITDA in our Brand Tripadvisor segment decreased by approximately $18 million and $30 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, while adjusted EBITDA margin decreased 6.1 percentage points and 4.7 percentage points during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The decrease in adjusted EBITDA was due to a decrease in revenue, as noted above, as well as, an increase in paid online marketing costs (i.e., traffic acquisition costs) in our hotel and experiences offerings, partially offset by a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the first quarter of 2025. The decrease in adjusted EBITDA margin during the three and six months ended June 30, 2025, when compared to the same periods in 2024, was primarily due to an increase in marketing costs as a percent of revenue, as the mix of paid revenue channels and related online marketing costs increased for our hotel and experiences offerings.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$152.3	$150.4	1%	$300.3	$308.9	(3%)
% of Brand Tripadvisor revenue*	63%	60%		65%	63%
Media and advertising	35.5	40.6	(13%)	66.2	73.2	(10%)
% of Brand Tripadvisor revenue*	15%	16%		14%	15%
Tripadvisor experiences and dining (1)	44.7	48.1	(7%)	75.2	83.9	(10%)
% of Brand Tripadvisor revenue*	18%	19%		16%	17%
Other	9.3	11.2	(17%)	19.5	23.7	(18%)
% of Brand Tripadvisor revenue*	4%	4%		4%	5%
Total Brand Tripadvisor Revenue	$241.8	$250.3	(3%)	$461.2	$489.7	(6%)

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

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue increased by approximately $2 million during the three months ended June 30, 2025 when compared to the same period in 2024, due to an increase in our hotel meta revenue, driven by increased pricing as measured in cost-per-click rates (“CPCs”), due in part to certain product changes made that improved qualified referrals to our partners and, as a result, increased CPCs, particularly in the U.S. and Europe. Continued headwinds impacting direct and SEO channel volumes partially offset growth in CPCs. This increase was also partially offset by a decrease in hotel B2B revenue largely related to the Company transitioning from a sales-led model to a self-service model during 2024.

Tripadvisor-branded hotels revenue decreased approximately $9 million during the six months ended June 30, 2025 when compared to the same period in 2024, primarily due to a decrease in hotel B2B revenue largely related to the Company transitioning from a sales-led model to a self-service model during 2024 and, to a lesser extent, a decrease in hotel meta revenue. The decrease in hotel meta revenue was primarily driven by continued headwinds impacting direct and SEO channel volumes. To a lesser extent, lower click volumes were driven by certain product changes made that improved qualified referrals to our partners and, as a result, increased CPCs, particularly in the U.S. and Europe.

Media and Advertising Revenue

Media and advertising revenue primarily consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and decreased approximately $5 million and $7 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. These decreases were primarily due to declines in traditional display and programmatic advertising (together sometimes referred to as “on platform” advertising) that correlates closely with overall traffic volume which declined during the second quarter of 2025.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue decreased approximately $3 million and $9 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to, previously mentioned headwinds impacting direct and SEO channel volumes, in experiences, as well as ongoing dynamics in restaurants related to our go-to-market shift from a sales-led model to a self-service model.

Other Revenue

Other revenue includes vacation rentals revenue, in addition to click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased approximately $2 million and $4 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decline in vacation rentals revenue as this offering continues to be strategically de-emphasized.

Viator Segment

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Revenue	$270.5	$243.8	11%	$426.3	$384.9	11%
Less: (1)
Cost of sales	27.5	25.0	10%	44.6	40.5	10%
Marketing (2)	162.1	166.3	(3)%	276.2	280.0	(1)%
Personnel (exclusive of stock-based compensation)	36.0	33.4	8%	67.7	64.0	6%
Technology	7.9	6.2	27%	14.5	11.8	23%
General and administrative	4.7	3.1	52%	8.6	6.3	37%
Total Adjusted EBITDA	$32.3	$9.8	230%	$14.7	$(17.7)	n.m.

Adjusted EBITDA Margin by Segment (3)	11.9%	4.0%		3.4%	(4.6%)

n.m. = not meaningful

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

Key Operating Metrics

We use the operating metrics described below to assist us in measuring our operations performance, identifying trends, formulating projections and making strategic decisions for the Viator segment. We are not aware of any uniform standards for calculating these metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric. We regularly review our processes and may adjust how we calculate these metrics to improve their accuracy. We make these key metrics available to investors because we believe they are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and because they may be used by investors to help analyze the health of our business. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Number of Experience Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experience bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked were approximately 6.2 million and 11.2 million during the three and six months ended June 30, 2025, respectively, an increase of approximately 15% in both periods, when compared to the same periods in 2024, primarily driven by growth on Viator’s branded site and app as well as third-party points of sale.

Gross Booking Value (“GBV”)

GBV represents the total dollar value of experience bookings powered by the Viator platform in a given period prior to any adjustments such as date changes, refunds or cancellations. GBV is an operational measure that provides an indication of total engagement and economic activity driven by our platform in a given period by all marketplace constituents (travelers, experiences operators, and partners). Management uses GBV for operational decision-making purposes to monitor the growth, scale, and reach of its online marketplace as well as assess the health of its global ecosystem. Accordingly, management does not consider GBV to be an indicator of revenue or any other financial statement measure.

GBV reached $1.3 billion and $2.4 billion during the three and six months ended June 30, 2025, respectively, an increase of approximately 13% and 11%, respectively, when compared to the same periods in 2024, primarily due to growth in the number of experience bookings as discussed above, as well as an increase in pricing primarily driven by the impact of foreign currency fluctuations, more than offset by growth in third-party points of sale which generally sells lower priced products compared to the Viator and Tripadvisor points of sale.

Revenue and Adjusted EBITDA

Viator segment revenue increased by approximately $26 million and $41 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily driven by growth in booking volume, as well as an increase in pricing primarily driven by the impact of foreign currency fluctuations, more than offset by growth in third-party points of sale which generally sells lower priced products compared to the Viator and Tripadvisor points of sale.

Adjusted EBITDA in our Viator segment improved by approximately $22 million and $33 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, and adjusted EBITDA margin improved by 7.9 percentage points and 8.0 percentage points during three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, and, to a lesser extent, a decrease in marketing costs, partially offset by an increase in variable costs related to revenue growth, such as credit card payment processing fees. The improvement in adjusted EBITDA margin during the three and six months ended June 30, 2025 when compared to the same periods in 2024 was primarily due to a decrease in marketing costs as a percent of revenue.

TheFork Segment

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Revenue	$54.2	$42.2	28%	$100.7	$83.5	21%
Less: (1)
Cost of sales	5.3	2.8	89%	10.1	5.3	91%
Marketing (2)	11.3	9.0	26%	30.3	23.5	29%
Personnel (exclusive of stock-based compensation)	21.7	20.9	4%	41.1	42.4	(3)%
Technology	3.4	3.0	13%	6.6	6.0	10%
General and administrative	3.7	3.4	9%	7.2	6.7	7%
Total Adjusted EBITDA	$8.8	$3.1	184%	$5.4	$(0.4)	n.m.

Adjusted EBITDA Margin by Segment (3)	16.2%	7.3%		5.4%	(0.5%)

n.m. = not meaningful

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

TheFork segment revenue increased by approximately $12 million and $18 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. This improvement was primarily driven by booking volume growth largely in our branded channel and increased adoption of our premium online reservation booking software offering. In addition, we estimate TheFork's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 6% and 2% during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024.

Adjusted EBITDA in TheFork segment improved by approximately $6 million and $5 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, while adjusted EBITDA margin improved by 8.9 percentage points and 5.9 percentage points during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by increased marketing costs, in addition to an increase in cost of sales to support certain third-party partner relationships. The improvements in adjusted EBITDA margin was primarily due to lower personnel costs as a percentage of revenue, partially offset by an increase in cost of sales as a percent of revenue.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Cost of sales	$41.8	$39.8	5%	$68.7	$64.3	7%
% of revenue	7.9%	8.0%		7.4%	7.2%

Cost of sales increased approximately $2 million and $4 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024. The increase in cost of sales was primarily due to an increase in variable costs supporting revenue growth including credit card payment processing fees and other transaction related costs in Viator and TheFork segments, partially offset by incremental digital service tax costs of $4 million resulting from enacted tax legislation in Canada during the second quarter of 2024, which did not reoccur in 2025.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Marketing - Brand Tripadvisor	$81.6	$67.7	21%	$143.7	$128.5	12%
Marketing - Viator	162.1	166.3	(3%)	276.2	280.0	(1%)
Marketing - TheFork	11.3	9.0	26%	30.3	23.5	29%
Intersegment (intercompany) marketing expenses (1)	(37.3)	(39.6)	(6%)	(60.8)	(66.3)	(8%)
Total Marketing	$217.7	$203.4	7%	$389.4	$365.7	6%
% of revenue	41.1%	41.0%		42.0%	41.0%
(1)
Marketing expenses are shown gross of intersegment (intercompany) expenses, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment activity for all periods presented.

Marketing costs increased approximately $14 million and $23 million during the three and six months ended June 30, 2025 when compared to the same periods in 2024, primarily driven by an increase in marketing costs in Brand Tripadvisor, as the mix of paid online marketing costs increased for our hotel and experiences offerings, and to a lesser extent TheFork, which combined increased $16 million and $22 million, respectively, partially offset by a decrease in the Viator segment of $4 million during each of the three and six months ended June 30, 2025 when compared to the same periods in 2024, inclusive of intersegment (intercompany) marketing expenses.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Personnel (exclusive of stock-based compensation)	$120.0	$119.7	0%	$235.8	$241.5	(2%)
Stock-based compensation	29.1	33.5	(13%)	57.1	60.9	(6%)
Total Personnel	$149.1	$153.2	(3%)	$292.9	$302.4	(3%)
% of revenue	28.2%	30.8%		31.6%	33.9%

Personnel costs decreased approximately $4 million and $10 million during the three and six months ended June 30, 2025 when compared to the same periods in 2024, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Brand Tripadvisor and TheFork during the first quarter of 2025.

Technology

Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Technology	$24.9	$22.3	12%	$47.6	$44.1	8%
% of revenue	4.7%	4.5%		5.1%	4.9%

Technology and content costs increased approximately $3 million and $4 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to increased data center costs in Brand Tripadvisor and licensing costs in Viator.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
General and administrative	$13.2	$20.8	(37%)	$30.5	$50.1	(39%)
% of revenue	2.5%	4.2%		3.3%	5.6%

General and administrative costs decreased approximately $8 million during the three months ended June 30, 2025 when compared to the same period in 2024, primarily due to a decrease of $4 million related to a previous estimated accrual for the potential settlement of a regulatory related matter during the second quarter of 2025, as well as transaction related costs in Brand Tripadvisor incurred during the second quarter of 2024 of $2 million, which did not reoccur in 2025. General and administrative costs decreased approximately $19 million during the six months ended June 30, 2025 when compared to the same period in 2024, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024, which was reduced by $4 million, during the second quarter of 2025, as discussed above, and to a lesser extent, transaction related costs incurred during the first half of 2024 of $3 million, which did not reoccur in 2025, all of which are included in Brand Tripadvisor.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
Depreciation	$22.2	$19.0	$42.7	$38.5
Amortization of intangible assets	0.7	1.7	1.4	3.9
Total depreciation and amortization	$22.9	$20.7	$44.1	$42.4
% of revenue	4.3%	4.2%	4.8%	4.8%

Depreciation and amortization increased approximately $2 million during both the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to increased depreciation related to previous capital expenditure investments in internal website development, partially offset by the completion of amortization related to intangible assets purchased in business acquisitions from previous years.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits and other related reorganization costs.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$0.5	$—	$10.5	$1.0

The Company incurred pre-tax restructuring and other related reorganization costs of approximately $10 million during the six months ended June 30, 2025, as discussed above. This amount was not material for the three months ended June 30, 2025. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest expense	$(17.3)	$(10.9)	$(29.1)	$(21.9)

Interest expense increased approximately $6 million and $7 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to the issuance of our Term Loan B Facility and subsequent redemption of the 2025 Senior Notes, which incrementally increased our ongoing financing costs. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, time deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest income	$10.3	$12.8	$20.3	$25.4

Interest income decreased approximately $3 million and $5 million during the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in interest rates received on demand bank deposits, time deposits, and money market funds.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Other income (expense), net	$(5.2)	$0.1	$(8.3)	$(3.2)

Other expense, net increased approximately $5 million during both the three and six months ended June 30, 2025, respectively, when compared to the same periods in 2024, primarily due to net foreign exchange losses incurred as a result of foreign currency movements during those periods, while the six months ended June 30, 2024 also included a loss on disposal of certain assets of approximately $3 million during the first quarter of 2024, which did not reoccur in 2025.

(Provision) Benefit for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$(10.9)	$(14.4)	$(1.6)	$(57.3)
Effective tax rate	23.2%	37.4%	6.0%	259.3%

Our effective tax rate for the three months ended June 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to state income taxes and unfavorable stock-based compensation tax effects. Our effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016.

The change in our income tax provision during the three months ended June 30, 2025, when compared to the same period in 2024, was primarily due to discrete items recorded during the second quarter of 2024. The change in our income tax provision during the six months ended June 30, 2025, when compared to the same period in 2024, was primarily the result of an Internal Revenue Service (“IRS”) audit settlement for the 2014, 2015, and 2016 tax years of $45 million, recorded during the six months ended June 30, 2024. Refer to “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
Net income (loss)	$36.0	$24.1	$25.0	$(35.2)
Net income (loss) margin	6.8%	4.9%	2.7%	(3.9%)

Net income increased by approximately $12 million during the three months ended June 30, 2025 when compared to the same period in 2024. Improvements in net income were largely driven by an increase in revenue, as described in more detail above under “Revenue and Segment Information” and, to a lesser extent, a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the first quarter of 2025, as described in more detail above under “Consolidated Expenses”. These improvements were partially offset by increased marketing costs in our Brand Tripadvisor and TheFork segments, as well as, an increase in borrowing costs and other income (expense), all of which is described in more detail above under “Consolidated Expenses.”

Net loss improved by approximately $60 million during the six months ended June 30, 2025 when compared to the same period in 2024. The improvement in net loss was largely driven by an increase in revenue, as described in more detail above under “Revenue and Segment Information”, a decrease in income tax expense of $55 million, as described in more detail above under “(Provision)

Benefit for Income Taxes,” and, to a lesser extent, a decrease in general and administrative costs in our Brand Tripadvisor segment, and a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the first quarter of 2025 in both the Brand Tripadvisor and TheFork segments, as described in more detail above under “Consolidated Expenses.” These improvements were partially offset by increased marketing costs in our Brand Tripadvisor and TheFork segments during the six months ended June 30, 2025, and, to a lesser extent, pre-tax restructuring and other related reorganization costs of approximately $10 million during the first quarter of 2025, and an increase in borrowing costs and other income (expense), all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss)	$36.0	$24.1	$25.0	$(35.2)
Add: Provision (benefit) for income taxes	10.9	14.4	1.6	57.3
Add: Other expense (income), net	12.2	(2.0)	17.1	(0.3)
Add: Restructuring and other related reorganization costs	0.5	—	10.5	1.0
Add: Legal reserves, settlements and other (1)	(4.6)	3.7	(4.6)	13.7
Add: Transaction related expenses (2)	—	2.2	—	3.5
Add: Stock-based compensation	29.1	33.5	57.1	60.9
Add: Depreciation and amortization	22.9	20.7	44.1	42.4
Adjusted EBITDA	$107.0	$96.6	$150.8	$143.3

(1)
During the three and six months ended June 30, 2025, the Company recorded a decrease of approximately $4 million to a previously estimated accrual for the potential settlement of a regulatory related matter and is reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company expensed certain costs of approximately $4 million and $14 million during the three and six months ended June 30, 2024, respectively, including a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which required retrospective application back to January 1, 2022. This amount represented the one-time retrospective liability for the periods prior to April 1, 2024, while the liability for the three months ended June 30, 2024 and all prospective periods are and will be included within adjusted EBITDA. In addition, an estimated accrual for the potential settlement of a regulatory related matter of $10 million was expensed during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations.
(2)
The Company expensed certain transaction costs of approximately $2 million and $3 million during the three and six months ended June 30, 2024, respectively, to general and administrative expenses on our unaudited condensed consolidated statements of operations.

Stock-Based Compensation

Refer to “Note 9: Stock Based Awards” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 6.6 million service-based RSUs with a weighted average grant-date fair value of $14.86 and approximately 0.9 million PSUs with a weighted average grant-date fair value of $14.92 during the six months ended June 30, 2025.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of June 30, 2025 and December 31, 2024, we had approximately $1.2 billion and $1.1 billion, respectively, of cash and cash equivalents, and approximately $496 million of available borrowing capacity under the Credit Facility. As of June 30, 2025, approximately $225 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 45% was held in the U.K. As of June 30, 2025, the significant majority of our cash was denominated in U.S. dollars.

As of June 30, 2025, we had $590 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of June 30, 2025, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of June 30, 2025, we are party to the Amended Credit Agreement, which, among other things, provides for a $500 million revolving Credit Facility with a maturity date of June 29, 2028. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under the Credit Facility, except $4 million and $3 million, respectively, of undrawn standby letters of credit issued under the Credit Facility. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings and commitment fees on the daily unused portion of capacity under the Credit Facility refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. As of June 30, 2025, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of June 30, 2025 and December 31, 2024, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of June 30, 2025, the Company had an aggregate outstanding principal amount of $353 million and approximately $822 million in short-term debt and long-term debt, respectively, on our unaudited condensed consolidated balance sheet pertaining to the 2026 Senior Notes and Term Loan B Facility, both of which are discussed below.

The outstanding $345 million, 2026 Senior Notes provide, among other things, that interest at a rate of 0.25% per annum is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries.

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. On July 15, 2024, the Company used these funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility by $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). We expect the proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's outstanding 2026 Senior Notes and for general corporate purposes. The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. We refer to the Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.” The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $4 million were made under the Term Loan B Facility during the six months ended June 30, 2025.

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

Significant uses of capital and other liquidity matters

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended June 30, 2025, we repurchased 2,808,080 shares of our outstanding common stock at an average price of $14.22 per share, exclusive of fees and commissions, or $40 million in the aggregate. As of June 30, 2025, we had $160 million remaining available to repurchase shares of our common stock under this share repurchase program. During the three months ended June 30, 2024, we repurchased 1,366,385 shares of our outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. As a result of our experience bookings, we generally receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operator, or the supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experience bookings typically exceed completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows, such as our “Reserve Now, Pay Later” payment option, which allows travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date. Usage of this payment option may continue to increase, though it is still not used in a majority of bookings to date, and affect the timing of our future cash flows and working capital.

As described above, on April 29, 2025, the Merger with LTRIP closed. The aggregate transaction price of the Merger totaled $437 million (of which $411 million consisted of cash payments during the six months ended June 30, 2025), consisting of: (i) $431 million in cash and common stock consideration paid in connection with the repurchase, plus (ii) approximately $19 million in direct expenses and fees associated with the repurchase; partially offset by (iii) $13 million in LTRIP NOLs, tax effected, retained by the Company. Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item

1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

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

Our cash flows for the six months ended June 30, 2025 and 2024, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$304	$190
Investing activities	(46)	(31)
Financing activities	(130)	(43)

During the six months ended June 30, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $411 million to repurchase our outstanding common stock pursuant to the Merger, including transaction costs, $40 million in repurchases of our outstanding common stock under our existing share repurchase program, and $12 million for the payment of withholding taxes on net share settlements of our equity awards) and investing activities (including $44 million in capital expenditures). This use of cash was funded with cash and cash equivalents and operating cash flows generated during the period, as well as, financing activities which includes $341 million in borrowings from our Tack-On Incremental Term Loan B Facility, net of financing costs.

During the six months ended June 30, 2024, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $25 million in repurchases of our outstanding common stock under our existing share repurchase program and $14 million for the payment of withholding taxes on net share settlements of our equity awards) and investing activities (including $31 million in capital expenditures). This use of cash was funded with cash and cash equivalents and operating cash flows during the period.

Net cash provided by operating activities for the six months ended June 30, 2025, increased by $114 million when compared to the same period in 2024, primarily due to an improvement in net losses of $60 million, an increase in working capital of $38 million, and an increase in non-cash items of $16 million, primarily due to a decrease in deferred income tax benefits. The increase in working capital was primarily driven by U.S. federal tax payments of $141 million during the second quarter of 2024 related to an IRS audit settlement, as discussed above, which did not reoccur in 2025, partially offset by a decrease in our income tax provision of approximately $55 million, as discussed above under “(Provision) Benefit for Income Taxes.” These increases in working capital were partially offset by a decrease in working capital related to the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experiences operators.

Net cash used in investing activities for the six months ended June 30, 2025 increased by $15 million when compared to the same period in 2024, due to an increase in capital investment primarily in technology and office space across the business.

Net cash used in financing activities for the six months ended June 30, 2025 increased by $87 million when compared to the same period in 2024, primarily due to $411 million for the repurchase of our outstanding common stock pursuant to the Merger and a

$15 million increase in net cash used to repurchase shares of our outstanding common stock under our existing share repurchase program, partially offset by proceeds received from the issuance of our Tack-On Incremental Term Loan B Facility during 2025 of $341 million, net of financing costs.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2024. As of June 30, 2025, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

If consensus is reached on Pillar One, unilateral digital services taxes should be repealed, however until such time we continue to be subject to these taxes and are currently subject to unilateral digital services taxes. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our unaudited condensed consolidated financial statements. During the three and six months ended June 30, 2025, we recorded $5 million and $8 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2024, we recorded $9 million and $11 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations, which includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital service taxes, which required retrospective application back to January 1, 2022.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of June 30, 2025. As of June 30, 2025, $590 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the six months ended June 30, 2025 since December 31, 2024. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2024 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended June 30, 2025, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2025, the Company issued an aggregate of 3,037,959 shares of its common stock to Certares LTRIP LLC (an affiliate of Certares Management LLC) as part of the consideration for the Merger, which closed on April 29, 2025. The shares, along with $42.5 million in cash, were issued to redeem the outstanding shares of LTRIP’s 8% Series A Cumulative Redeemable Preferred Stock held by Certares LTRIP LLC. Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

The shares of common stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The aggregate value of the securities issued was determined based on the closing price of our common stock on April 28, 2025, which was $12.82 per share, for an aggregate approximate $39 million.

Share Repurchases

A summary of information regarding our common stock repurchases during the second quarter of 2025 is set forth in the table below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 to April 30	26,823,683	(1)	16.27	(1)	—	$200,000,000
May 1 to May 31	2,808,080		14.22	(2)	2,808,080	$160,000,000
June 1 to June 30	—		—		—	$160,000,000
Total	29,631,763				2,808,080
(1)
On April 29, 2025, the Company repurchased approximately 26.8 million shares of Tripadvisor stock in the Merger, consisting of 14.0 million shares of common stock and 12.8 million of Class B common stock, previously held by LTRIP, at an average price of approximately $16.27 per share, or $437 million in the aggregate, inclusive of transaction costs. Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.
(2)
Exclusive of fees and commissions.
(3)
On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. Refer to “Note 10: Stockholders' Equity” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In the first and second quarters of 2025, the Company’s Compensation Committee, in consultation with its independent compensation consultant, undertook a review of the severance provisions applicable to the Company’s named executive officers upon a qualifying termination of employment not in connection with a change in control in order to provide consistency among the severance provisions applicable to the named executive officers and to align the provisions with market practice.

Following that review, on June 16, 2025, the Compensation Committee approved changes to certain severance provisions applicable to the Company’s named executive officers as set forth in the Company’s proxy statement filed with the SEC on April 30, 2025, which have been implemented via an amendment and restatement of the Company’s Executive Severance Plan and Summary Plan Description and related participation letters with the named executive officers, which were entered into on August 5, 2025 (collectively, the “Amended and Restated Severance Plan”).

In the event of a Qualifying Termination not in connection with a Change in Control (each, as defined in the Amended and Restated Severance Plan), the named executive officers are eligible to receive the following payments and benefits under the Amended and Restated Severance Plan:

•
continued payment of base salary for 12 months (or 18 months in the case of Mr. Goldberg) following termination;
•
an amount equal to the named executive officer’s target annual bonus (or 1.5x his target annual bonus in the case of Mr. Goldberg) for the year in which the Qualifying Termination occurs;
•
if the named executive officer is participating in the Company’s group health plan and subject to his timely election and eligibility for COBRA benefits, the Company will pay the monthly premium for health insurance coverage for the named executive officer and his eligible dependents until the earlier of 12 months (or 18 months in the case of Mr. Goldberg) following termination or the date he becomes re-employed or otherwise ineligible for COBRA coverage;
•
all equity awards that are outstanding and unvested at the time of such Qualifying Termination that would have otherwise vested during the 12-month (or 18-month in the case of Mr. Goldberg) period following such termination will vest (provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually), subject to the achievement of any performance conditions applicable to such equity awards; and
•
any then-vested stock options and stock appreciation rights held by the named executive officer will remain exercisable through the original expiration date of the award.

The severance payments and benefits the named executive officers are eligible to receive under the Amended and Restated Severance Plan are generally consistent with the severance payments and benefits the named executive officers were previously eligible to receive, except that the severance payments and benefits payable to Mr. Goldberg not in connection with a Change in Control are payable upon a termination by him for Good Reason (in addition to a termination by the Company without Cause), the target bonus payment was added and the post-termination exercise period for vested stock options was extended to the full term of the award in the event of a Qualifying Termination not in connection with a Change in Control. In addition, consistent with the other named executive officers, Mr. Noonan is eligible to receive partial accelerated vesting of his outstanding equity awards in the event of a Qualifying Termination not in connection with a Change in Control. Mr. Noonan and Mr. Kalvert retain their eligibility for existing severance benefits in the event of a resignation for Good Reason not in connection with a Change in Control pursuant to the terms of their offer letters with the Company. No changes were made to the severance benefits payable upon a qualifying termination of employment in connection with a Change in Control. Receipt of severance payments and benefits under the Amended and Restated Severance Plan is contingent upon the execution and effectiveness of a separation and release in favor of the Company.

This summary of the Amended and Restated Executive Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Executive Severance Plan, including the form of participation letter attached thereto, a copy of which is attached hereto as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On June 3, 2025, Seth Kalvert, Chief Legal Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Trading Plan has a term of one year and provides for the sale of up to 50,000 shares of common stock pursuant to the terms of the plan.

No other directors or executive officers of the Company adopted, modified, or terminated a Rule 10b5-1 Trading Plan during the second quarter of 2025.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
2.1	Plan of Conversion		8-K	001-35362	2.2	4/29/25
3.1	Articles of Incorporation		8-K	001-35362	3.1	4/29/25
3.2	Amended and Restated Bylaws		10-Q	001-35362	3.2	5/7/2025
10.1

Third Amendment, dated June 5, 2025, to the Amendment and Restatement Agreement, dated as of June 29, 2023, as further amended as of July 8, 2024 and as of March 20, 2025, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

X
10.2+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.3+	Form of Restricted Stock Unit Agreement (International)	X
10.4+	Form of Restricted Stock Unit Agreement (French)	X
10.5+	Form of Restricted Stock Unit Agreement (Performance Based) (Domestic)	X
10.6+	Form of Restricted Stock Unit Agreement (Performance Based) (International)	X
10.7+	Form of Deferred Stock Unit Agreement (Non-Employee Directors)	X
10.8+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)	X
10.9+	Amended and Restated Non-Employee Director Deferred Compensation Plan	X
10.10+	Amended and Restated Executive Severance Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

* The certifications filed as Exhibits 32.1 and 32.2 are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date thereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

August 7, 2025