Form 10-Q
period 2025-09-30
TripAdvisor, Inc.
filed 2025-11-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at October 31, 2025
Common Stock, $0.001 par value per share	116,908,339 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue (Note 3)	$553	$532	$1,480	$1,424

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	41	40	110	104
Marketing	227	211	617	577
Personnel (including stock-based compensation of $29, $31, $85 and $92, respectively - Note 9)	147	147	440	449
Technology	26	23	73	67
General and administrative	18	21	48	71
Depreciation and amortization	24	21	68	63
Restructuring and other related reorganization costs (benefit) (Note 5)	—	(1)	10	1
Total costs and expenses	483	462	1,366	1,332
Operating income (loss)	70	70	114	92
Other income (expense):
Interest expense	(17)	(13)	(47)	(35)
Interest income	10	13	31	38
Other income (expense), net	—	(4)	(8)	(7)
Total other income (expense), net	(7)	(4)	(24)	(4)
Income (loss) before income taxes	63	66	90	88
(Provision) benefit for income taxes (Note 7)	(10)	(27)	(12)	(84)
Net income (loss)	$53	$39	$78	$4

Earnings (loss) per share attributable to common stockholders (Note 11):
Basic	$0.46	$0.28	$0.61	$0.03
Diluted	$0.43	$0.27	$0.59	$0.03

Numerator used to compute net income (loss) per share attributable to common stockholders (Note 11):
Basic	$53	$39	$78	$4
Diluted	$53	$39	$79	$5

Weighted average common shares outstanding (Note 11):
Basic	116	139	127	139
Diluted	124	144	134	145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$53	$39	$78	$4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(1)	17	44	7
Reclassification adjustments included in net income (loss), net of tax (1)	—	—	—	3
Total other comprehensive income (loss), net of tax	(1)	17	44	10
Comprehensive income (loss)	$52	$56	$122	$14

(1) Deferred income tax liabilities related to these amounts were not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,218	$1,064
Accounts receivable, net (allowance for expected credit losses of $30 and $25, respectively) (Note 4)	258	207
Prepaid expenses and other current assets	48	49
Total current assets	1,524	1,320
Property and equipment, net of accumulated depreciation of $627 and $567, respectively	213	200
Operating lease right-of-use assets	36	17
Intangible assets, net of accumulated amortization of $201 and $189, respectively	34	36
Goodwill	843	814
Non-marketable investments (Note 4)	28	30
Deferred income taxes, net (Note 1)	123	101
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4)	44	43
TOTAL ASSETS	$2,845	$2,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65	$49
Deferred merchant payables	393	255
Deferred revenue (Note 3)	65	47
Current portion of debt (Note 6)	353	5
Income taxes payable (Note 7)	27	23
Accrued expenses and other current liabilities (Note 5)	247	249
Total current liabilities	1,150	628
Long-term debt (Note 6)	821	831
Finance lease obligation, net of current portion	38	43
Operating lease liabilities, net of current portion	31	11
Deferred income taxes, net	1	1
Other long-term liabilities	97	104
Total Liabilities	2,138	1,618

Commitments and contingencies (Note 8)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 119,611,050 and 153,655,038, respectively
Shares outstanding: 116,802,970 and 127,394,786, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 0 and 12,799,999, respectively
Additional paid-in capital	440	1,605
Retained earnings	354	276
Accumulated other comprehensive income (loss)	(47)	(91)
Treasury stock-common stock, at cost, 2,808,080 and 26,260,252 shares, respectively	(40)	(847)
Total Stockholders’ Equity	707	943
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,845	$2,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2025

							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of June 30, 2025	118,858,327	$—	—	$—	$412	$301	$(46)	(2,808,080)	$(40)	$627
Net income (loss)						53				53
Other comprehensive income (loss), net of tax							(1)			(1)
Issuance of common stock related to exercises of options and vesting of RSUs	752,723	—			—					—
Withholding taxes on net share settlements of equity awards					(3)					(3)
Stock-based compensation					31					31
Balance as of September 30, 2025	119,611,050	$—	—	$—	$440	$354	$(47)	(2,808,080)	$(40)	$707

	Nine months ended September 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2024	153,655,038	$—	12,799,999	$—	$1,605	$—	$276	$(91)	(26,260,252)	$(847)	$943
Net income (loss)							78				78
Other comprehensive income (loss), net of tax								44			44
Stockholder note receivable - related party (Note 1)						(327)					(327)
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1)	3,037,959	—			39	327			(26,823,683)	(437)	(71)
Retirement of treasury shares (Note 10)	(40,283,936)	—	(12,799,999)		(1,284)				53,083,935	1,284	—
Repurchase of common stock under share repurchase program (Note 10)									(2,808,080)	(40)	(40)
Issuance of common stock related to exercises of options and vesting of RSUs	3,201,989	—			—						—
Withholding taxes on net share settlements of equity awards					(15)						(15)
Stock-based compensation					95						95
Balance as of September 30, 2025	119,611,050	$—	—	$—	$440	$—	$354	$(47)	(2,808,080)	$(40)	$707

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

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$78	$4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68	63
Stock-based compensation expense (Note 9)	85	92
Deferred income tax expense (benefit)	(6)	(24)
Other, net	19	15
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(57)	(76)
Accounts payable, accrued expenses and other liabilities	12	42
Deferred merchant payables	134	106
Income tax receivables/payables, net	(3)	(87)
Deferred revenue	18	12
Net cash provided by (used in) operating activities	348	147

Investing activities:
Capital expenditures, including capitalized website development	(63)	(51)
Other investing activities, net	(2)	—
Net cash provided by (used in) investing activities	(65)	(51)

Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 6)	341	493
Payment of 2025 Senior Notes (Note 6)	—	(500)
Payment of financing costs related to Credit Facility (Note 6)	—	(1)
Principal payments on Term Loan B Facility (Note 6)	(6)	—
Repurchase of common stock related to Merger, including transaction costs (Note 1)	(411)	—
Repurchase of common stock under the share repurchase program (Note 10)	(40)	(25)
Payment of withholding taxes on net share settlements of equity awards	(15)	(17)
Payments of finance lease obligation	(6)	(5)
Net cash provided by (used in) financing activities	(137)	(55)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	4
Net increase (decrease) in cash, cash equivalents and restricted cash	154	45
Cash, cash equivalents and restricted cash at beginning of period	1,064	1,067
Cash, cash equivalents and restricted cash at end of period	$1,218	$1,112
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$20	$195
Cash paid during the period for interest	$43	$48
Supplemental disclosure of non-cash flow financing activities:
Issuance of common stock related to Merger (Note 1)	$39	$—
Net operating loss carryforwards retained related to Merger (Note 1)	$13	$—

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

Brand Tripadvisor empowers everyone to be a better traveler through its online global platform where hundreds of millions of visitors regularly visit and engage to discover, generate, and share authentic user-generated content (“UGC”) in the form of reviews and opinions for experiences, accommodations, restaurants, and cruises in over 40 countries across the world. As of December 31, 2024, Brand Tripadvisor offered more than 1 billion user-generated reviews and opinions on over 9 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from operators around the globe. Our online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of nearly 400,000 experiences from more than 65,000 operators as of December 31, 2024.

TheFork delivers happiness through amazing dining experiences as the leading online restaurant booking platform in Europe. At the forefront of championing restaurant culture, TheFork harnesses technology to promote real life connections between diners and restaurateurs. TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries as of December 31, 2024, across the U.K. and western and central Europe.

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

	Three Months Ended				Nine Months Ended
	As Reported September 30, 2024	Adjustments		As Adjusted September 30, 2024	As Reported September 30, 2024	Adjustments		As Adjusted September 30, 2024
	(in millions)				(in millions)
Costs and expenses:
Cost of sales (formerly Cost of revenue)	$47	$(7)	1	$40	$128	$(24)	1	$104
Marketing (formerly Selling and marketing)	271	(60)	2	211	755	(178)	2	577
Personnel (including stock-based compensation of $31 and $92)	—	147	3	147	—	449	3	449
Technology (formerly Technology and content)	73	(50)	4	23	224	(157)	4	67
General and administrative	51	(30)	5	21	161	(90)	5	71
Depreciation and amortization	21	—		21	63	—		63
Restructuring and other related reorganization costs (benefit)	(1)	—		(1)	1	—		1
Total costs and expenses	$462	$—		$462	$1,332	$—		$1,332
(1)
Primarily related to the reclassification of people costs to Personnel, and data center costs, and to a lesser extent, licensing costs to Technology; partially offset by the reclassification of digital service taxes (“DST”) and bad debt expense from General and administrative to Costs of sales.
(2)
Primarily related to the reclassification of people costs to Personnel, and to a lesser extent, licensing costs to Technology and real estate and office expenses to General and administrative.
(3)
Related to the reclassification of people costs, including stock-based compensation expense, from all legacy operating expense captions to Personnel.
(4)
Primarily related to the reclassification of people costs to Personnel, and to a lesser extent, the reclassification of real estate and office expenses to General and administrative; partially offset by the reclassification of data center and licensing costs from all legacy operating expense captions to Technology.
(5)
Primarily related to the reclassification of people costs to Personnel, and to a lesser extent, the reclassification of DST and bad debt expense to Costs of sales; partially offset by the reclassification of real estate and office expenses to General and administrative from all legacy operating expense captions.

LTRIP and Tripadvisor Merger Agreement and Loan Agreement

On December 18, 2024, the Company, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) and Telluride Merger Sub Corp., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), entered into the Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Merger Sub would be merged with and into LTRIP (the “Merger”), with LTRIP surviving the Merger as the surviving corporation and an indirect, wholly-owned subsidiary of the Company, and (ii) immediately following the Merger, LTRIP (as the surviving corporation in the Merger) would be merged with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“ParentSub LLC”) (such merger, the “ParentSub LLC Merger”), with ParentSub LLC surviving the ParentSub LLC Merger as the surviving company and a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, on March 20, 2025 the Company provided a loan (the “Loan Agreement”) to LTRIP in an aggregate principal amount of $327 million to enable LTRIP to repurchase or settle LTRIP’s outstanding Exchangeable Debentures (refer to definition below) prior to the close of the Merger. The Loan Agreement provided that LTRIP was required to use the proceeds from the Loan Agreement solely to repurchase or settle its exchange obligations with respect to the Exchangeable Debentures in accordance with the terms of the Exchangeable Debentures Indenture and the Merger Agreement and pay related fees, costs and expenses incurred in connection therewith.

On April 29, 2025, the Merger closed, and pursuant to the Merger Agreement, (i) the shares of LTRIP Series A common stock and Series B common stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive $0.2567 per share in cash, totaling approximately $20 million in the aggregate; (ii) all of the shares of LTRIP's 8% Series A cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, approximately $42.5 million in cash, without interest, and 3,037,959 validly issued, fully paid and non-assessable shares of the Company's common stock, with a fair value of approximately $39 million, as calculated using the Company's closing stock price on April 28, 2025 of $12.82 per share; and (iii) the remaining balance of LTRIP's 0.50% exchangeable senior debentures (the “Exchangeable Debentures”), was repaid. The repayment of the Exchangeable Debentures occurred in two phases: (i) $326 million were repaid during March 2025 by LTRIP with the use of proceeds from the Loan Agreement, and (ii) $4 million were repaid by the Company during May 2025.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements are accounting for income taxes. Refer to “Note 7: Income Taxes” for information regarding our significant income tax estimates.

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

New Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued new accounting guidance that modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted.

In July 2025, the FASB issued new accounting guidance that provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under ASC 606 - Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively.

In November 2024, the FASB issued new accounting guidance that clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2024, as described under “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report. There was no significant revenue recognized in the three and nine months ended September 30, 2025 and 2024, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Major products/revenue sources (1):	(in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$143	$151	$443	$460
Media and advertising	36	40	102	114
Tripadvisor experiences and dining (2)	47	51	122	135
Other	9	13	28	36
Total Brand Tripadvisor	235	255	695	745

Viator	294	270	721	655
TheFork	63	49	164	133
Intersegment eliminations (2)	(39)	(42)	(100)	(109)
Total Revenue	$553	$532	$1,480	$1,424
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 12: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2025, we had $47 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $3 million and $40 million was recognized as revenue during the three and nine months ended September 30, 2025, respectively. As of January 1, 2024, we had $49 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $7 million and $45 million was recognized as revenue during the three and nine months ended September 30, 2024, respectively. During the three months ended September 30, 2025 and 2024, refunds due to cancellations by travelers were not material, while refunds due to cancellations by travelers during both the nine months ended September 30, 2025 and 2024 were $3 million. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2025 and December 31, 2024, we had approximately $1.2 billion and $1.1 billion of cash and cash equivalents, respectively, which consisted of available on demand bank deposits and time deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of September 30, 2025 or December 31, 2024, and there were no purchases or sales of any marketable securities during and for the three and nine months ended September 30, 2025 and 2024.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$822	$822	$822	$742	$742	$742
Level 1:
Money market funds	365	365	365	322	322	322
Level 2:
Time deposits	31	31	31	—	—	—
Total	$1,218	$1,218	$1,218	$1,064	$1,064	$1,064
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the three and nine months ended September 30, 2025 and 2024, our forward contracts were not designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations. We recorded a net loss of $2 million for the nine months ended September 30, 2025, related to our forward contracts, while this amount was not material for the three months ended September 30, 2025, and recorded a net loss of $1 million for both the three and nine months ended September 30, 2024.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	September 30, 2025	December 31, 2024
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$—	$11
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

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of September 30, 2025 or December 31, 2024.

Other Financial Assets and Liabilities

As of September 30, 2025 and December 31, 2024, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	September 30, 2025	December 31, 2024
	(in millions)
Accounts receivable	$226	$187
Contract assets	32	20
Total	$258	$207

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the periods ended September 30, 2025 and December 31, 2024 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Debt

The following table shows the aggregate principal and fair value amount of the 2026 Senior Notes and Term Loan B Facility as of the dates presented, classified as short-term and long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information.

	September 30, 2025				December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
2026 Senior Notes	$345	$(1)	$344	$337	$345	$(2)	$343	$323
Term Loan B Facility (2)	$843	$(13)	$830	$836	$499	$(6)	$493	$504
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

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of September 30, 2025 and December 31, 2024.

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

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. and similar government programs outside the U.S. Our cash and cash equivalents are generally composed of available on demand bank deposits or time deposits with several major global financial institutions, as well as money market funds, primarily denominated in U.S. dollars, and to a lesser extent Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigate risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd., which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $26 million and $28 million as of September 30, 2025 and December 31, 2024, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized $1 million and $2 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2024, we recognized $1 million, representing our share of the investee’s net loss in other income

(expenses), net within the unaudited condensed consolidated statements of operations, while this amount was not material during the three months ended September 30, 2024. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and nine months ended September 30, 2025 and 2024, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related party transactions, and were not material during the three and nine months ended September 30, 2025 and 2024.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million, classified as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both September 30, 2025 and December 31, 2024, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	September 30, 2025	December 31, 2024
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$69	$74
Accrued marketing costs	87	67
Finance lease liability - current portion	7	7
Operating lease liabilities - current portion	7	6
Non-income taxes payable (1)	10	18
Accrued legal contingencies (2)	6	10
Restructuring and other related reorganization costs (3)	1	5
Other	60	62
Total	$247	$249

(1)
Amounts are primarily related to unpaid digital services taxes.
(2)
Refer to “Note 8: Commitments and Contingencies” for further information.
(3)
During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of these actions taken, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $10 million during the nine months ended September 30, 2025, which consisted of employee severance and related benefits, primarily in our Brand Tripadvisor segment. We expect that the majority of the remaining unpaid costs as of September 30, 2025 will be disbursed during the fourth quarter of 2025.

The following table summarizes our restructuring and other related reorganization costs for the nine months ended September 30, 2025:

Carrying Value
(in millions)
Accrued liability as of December 31, 2024	$5
Charges	10
Payments	(14)
Accrued liability as of September 30, 2025	$1

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	September 30, 2025	December 31, 2024
	(in millions)
Short-term debt:
Term Loan B Facility due 2031	$9	$5
0.25% Convertible 2026 Senior Notes due 2026 (1)	345	—
Unamortized Debt Issuance Costs	(1)	—
Total short-term debt	$353	$5

Long-term debt:
Term Loan B Facility due 2031	$834	$494
0.25% Convertible 2026 Senior Notes due 2026 (1)	—	345
Unamortized Debt Issuance Costs	(13)	(8)
Total long-term debt	$821	$831
(1)
Reclassified to short-term debt as the 2026 Senior Notes maturity date is April 1, 2026.

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

Credit Facility

As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings from the Credit Facility, except $4 million and $3 million, respectively, of undrawn standby letters of credit issued under the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. For both the three and nine months ended September 30, 2025 and 2024, total interest expense and commitment fees on our Credit Facility were not material. The Amended Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to 1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control.

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

As of September 30, 2025, the interest rate on the Term Loan B Facility was 6.91% and, for the three and nine months ended September 30, 2025 the weighted-average interest rate on the Term Loan B Facility was 7.08% and 7.07%, respectively. As of September 30, 2024, the interest rate on the Term Loan B Facility was 7.60% and the weighted-average interest rate on the Term Loan B Facility was 8.06% for the three months ended September 30, 2024. The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $6 million were made during the nine months ended September 30, 2025. The Term Loan B Facility has no financial covenants.

As of September 30, 2025, and in connection with the issuance of the Term Loan B Facility, we have $13 million of unamortized debt issuance costs, consisting of the initial purchasers’ discount, lender fees, and other debt financing costs. These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations. As of September 30, 2025, unpaid interest on the Term Loan B Facility was not material. During the three and nine months ended September 30, 2025, we recorded $15 million and $40 million of interest expense, respectively, while during both the three and nine months ended September 30, 2024, we recorded $10 million of interest expense, on our unaudited condensed consolidated statements of operations.

2025 Senior Notes

On July 15, 2024, the Company redeemed all $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. As a result, we recognized a loss on extinguishment of debt of $2 million, which primarily consisted of a non-cash write-off of unamortized debt issuance costs, and is included in Other income (expense), net on our unaudited condensed consolidated statements of operations during both the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, we recorded $1 million and $19 million, respectively, of interest expense on our unaudited condensed consolidated statements of operations.

2026 Senior Notes

During both the three and nine months ended September 30, 2025 and 2024, our effective interest rate, including debt issuance costs, was approximately 0.30% and 0.35%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of September 30, 2025 and December 31, 2024, unpaid interest on the 2026 Senior Notes was also not material.

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

Our income tax provision was $10 million and $12 million for the three and nine months ended September 30, 2025, respectively, and our income tax provision was $27 million and $84 million for the three and nine months ended September 30, 2024, respectively. The change in our income tax provision during the three months ended September 30, 2025, when compared to the same period in 2024, was primarily due to changes in discrete items, including stock-based compensation shortfalls. The change in our income tax provision during the nine months ended September 30, 2025, when compared to the same period in 2024, was primarily the result of an Internal Revenue Service (“IRS”) audit settlement for the 2014, 2015, and 2016 tax years, resulting in an incremental income tax provision of $41 million, recorded during the nine months ended September 30, 2024, as described below, as well as, a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016.

Our effective tax rate for the three months ended September 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to benefits related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Our effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to a discrete tax benefit of $11 million, as described above.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Nine months ended September 30,
	2025	2024
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$19	$18
State income taxes, net of effect of federal tax benefit	3	7
Unrecognized tax benefits and related interest (1)	(7)	4
Stock-based compensation	11	13
Research tax credit	(6)	(6)
Change in valuation allowance	1	—
IRS audit settlement	—	41
Transfer pricing reserves adjustment	—	(4)
Other, net	(9)	11
Provision (benefit) for income taxes	$12	$84
(1)
Includes a discrete tax benefit of $11 million in income tax reserves during the first quarter of 2025, related to the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016, during the first quarter of 2025.

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2025, we had an accrued interest liability of $22 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the IRS for tax year 2018 and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding, or review of, the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our income taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of September 30, 2025, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, which was settled during 2024, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit, which is ongoing.

As previously disclosed, we received Notices of Proposed Adjustments (“NOPA”) from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. As a result of this audit settlement, we recorded an income tax benefit of $4 million and an income tax expense of $41 million, respectively, inclusive of interest, as a discrete item, during the three and nine months ended September 30, 2024, on our unaudited condensed consolidated statement of operations, of which $46 million of this amount was recorded during the first quarter of 2024 and a $1 million and $4 million income tax benefit that was recorded during the second and third quarters of 2024. In addition, the Company reviewed the impact of this audit settlement on our existing transfer pricing income tax reserves for subsequent open tax years at the time, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million during the first quarter of 2024. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, and during the three months ended September 30, 2024, we made various state tax payments of $18 million, inclusive of estimated interest, to satisfy this audit settlement.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of changes to federal tax law and other regulatory provisions that may impact the Company, was signed into law in the United States. The OBBBA did not have a material impact on our effective income tax rate for the three and nine months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for the remainder of 2025. We will continue to assess the impact of the OBBBA on our business in future periods.

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, there have been no material changes to our commitments and contingencies since December 31, 2024, except as discussed below. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2024 Annual Report.

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights), tax matters (including value-added, excise, digital services, sales and use, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters, data privacy and cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statement of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed in “Note 7: Income Taxes.” However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

As of September 30, 2025, we had $6 million in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet, as an estimated potential settlement of a regulatory related matter within our vacation rentals offering. This matter was subsequently settled for the same amount in October 2025. We had accrued $10 million during the three months ended March 31, 2024, in general and administrative expenses in our unaudited condensed consolidated statement of operations, and based on updated information, this accrual was reduced to $6 million during the three months ended June 30, 2025, in general and administrative expenses in our unaudited condensed consolidated statement of operations.

NOTE 9: STOCK BASED AWARDS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Total stock-based compensation expense	$29	$31	$85	$92
Income tax benefit from stock-based compensation	(5)	(6)	(16)	(18)
Total stock-based compensation expense, net of tax	$24	$25	$69	$74

We capitalized $3 million and $10 million of stock-based compensation expense as website development costs during the three and nine months ended September 30, 2025, respectively, and $4 million and $10 million during the three and nine months ended September 30, 2024, respectively.

Stock-Based Award Activity and Valuation

2025 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2024	2,190	$31.57
Canceled or expired	(159)	46.28
Options outstanding at September 30, 2025	2,031	$30.42	4.7	$—
Exercisable as of September 30, 2025	1,776	$31.88	4.3	$—
Vested and expected to vest after September 30, 2025(1)	2,031	$30.42	4.7	$—

(1)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $2 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2025 was $16.26. The total intrinsic value of stock options exercised was not material for the nine months ended September 30, 2025 and 2024.

2025 Restricted Stock Units ("RSUs") Activity

A summary of our RSU activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2024	11,605	$23.47
Granted(1)	6,658	14.85
Vested and released(2)	(3,919)	24.95
Canceled	(1,153)	21.81
Unvested RSUs outstanding as of September 30, 2025(3)	13,191	$18.83	$214
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
(2)
Inclusive of approximately 826,000 shares of common stock withheld in connection with RSU vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.
(3)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $98 million and $89 million for the nine months ended September 30, 2025 and 2024, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2024	982	$23.28		491	$10.53
Granted	932	14.92		—	—
Vested and released (3)	(190)	18.49		—	—
Canceled (4)	(64)	20.09		(378)	9.26
Unvested and outstanding as of September 30, 2025	1,660	$19.26	$27	113	$14.80	$2

(1)
PSUs generally vest in two equal annual installments on December 31 in the first and second years following the grant date, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation and Section 16 Committees of its Board of Directors (jointly, the “Compensation Committee”). The estimated grant-date fair value of PSUs is measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
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
(4)
MSU cancellations reflect performance targets not being attained by the end of the performance period during the third quarter of 2025.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $3 million and $8 million during the three and nine months ended September 30, 2025, respectively, and $2 million and $9 million during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, total unrecognized compensation cost related to stock-based awards, substantially RSUs (including PSUs, MSUs and DSUs), was $233 million, which the Company expects to recognize over a weighted-average period of 2.5 years.

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

During the three months ended September 30, 2025 and 2024, the Company did not repurchase any shares of outstanding common stock under this share repurchase program. During the nine months ended September 30, 2025, approximately 2.8 million shares of the Company's outstanding common stock were repurchased under the share repurchase program at an average price of $14.22 per share, exclusive of fees and commissions, or $40 million in the aggregate. As of September 30, 2025, the Company had $160 million remaining available to repurchase shares of its common stock under this share repurchase program. During the nine months ended September 30, 2024, approximately 1.4 million shares of the Company's outstanding common stock were repurchased under the share repurchase program at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. For the three and nine months ended September 30, 2025 and 2024, excise taxes incurred for repurchases made under the share repurchase program were not material.

In addition, and in a separate transaction, as noted in “Note 1: Basis of Presentation”, under the section titled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement”, on April 29, 2025, the Company repurchased approximately 26.8 million shares of Tripadvisor common stock and Class B common stock previously held by LTRIP in the Merger at an average price of approximately $16.28 per share, or $437 million in the aggregate, inclusive of transaction costs related to the repurchase of these shares.

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

NOTE 11: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of the 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to the 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, Diluted EPS is the same as Basic EPS since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) in order to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of September 30, 2025 and 2024, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) used to compute Basic EPS	$53	$39	$78	$4
Interest expense on 2026 Senior Notes, net of tax (1)	—	—	1	1
Net income (loss) used to compute Diluted EPS	$53	$39	$79	$5
Denominator:
Weighted average shares used to compute Basic EPS	116,439	138,915	127,453	138,862
Weighted average effect of dilutive securities:
Stock-based awards (Note 9)	2,603	604	1,554	1,435
2026 Senior Notes (Note 6)	4,674	4,674	4,674	4,674
Weighted average shares used to compute Diluted EPS	123,716	144,193	133,681	144,971
Basic EPS	$0.46	$0.28	$0.61	$0.03
Diluted EPS	$0.43	$0.27	$0.59	$0.03
(1)
Interest expense, net of taxes, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for both the three months ended September 30, 2025 and 2024 was not material.

Potential common shares, consisting of outstanding stock options, RSUs (including PSUs, MSUs and DSUs), and those issuable under the 2026 Senior Notes, totaling approximately 6.9 million shares and 10.5 million shares for the three and nine months ended September 30, 2025, respectively, and approximately 13.3 million shares and 12.3 million shares for the three and nine months ended September 30, 2024, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.6 million shares and 1.8 million shares for the three and nine months ended September 30, 2025, respectively, and approximately 1.5 million shares for both the three and nine months ended September 30, 2024, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 12: SEGMENT INFORMATION

We have three reportable segments: (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. The nature of the services provided, revenue sources by product, and related revenue recognition policies are summarized by the reportable segment in “Note 3: Revenue Recognition.”

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

Direct costs are included in the applicable operating segments, including certain personnel costs, which have been allocated to each segment. We base these allocations on time-spent analyses, headcount, and other allocation methods we believe are reasonable. We do not allocate certain shared expenses to our reportable segments, such as certain information system costs, technical infrastructure costs, and other costs supporting the Tripadvisor platform and operations, that we do not believe are a material driver of individual segment performance, which is consistent with the financial information used by our CODM. We include these expenses in our Brand Tripadvisor segment. Our allocation methodology is periodically evaluated and may change

The following tables present our reportable segment information for the three and nine months ended September 30, 2025 and 2024 and include a reconciliation of adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation, goodwill, long-lived asset and intangible asset impairments, legal reserves, settlements and other, transaction related expenses, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in “Corporate & Eliminations.” In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM. We have recast the prior period presented for segment revenue and segment adjusted EBITDA to ensure comparability with the current period presented. These changes did not result in a change to our previously reported segments revenue or adjusted EBITDA.

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

	Three months ended September 30, 2025
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$196	$294	$63	$—	$553
Intersegment revenue	39	—	—	(39)	—
Total Revenue	$235	$294	$63	$(39)	$553
Less: (4)
Cost of sales	7	29	5	—	41
Marketing	83	167	16	(39)	227
Personnel (exclusive of stock-based compensation as shown separately below)	61	36	21	—	118
Technology	15	7	4	—	26
General and administrative	10	5	3	—	18
Adjusted EBITDA	59	50	14	—	123
Depreciation and amortization				(24)	(24)
Stock-based compensation				(29)	(29)
Operating income (loss)					70
Other income (expense), net					(7)
Income (loss) before income taxes					63
(Provision) benefit for income taxes					(10)
Net income (loss)					$53

	Three months ended September 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$213	$270	$49	$—	$532
Intersegment revenue	42	—	—	(42)	—
Total Revenue	$255	$270	$49	$(42)	$532
Less: (4)
Cost of sales	9	26	5	—	40
Marketing	70	170	13	(42)	211
Personnel (exclusive of stock-based compensation as shown separately below)	64	32	20	—	116
Technology	13	7	3	—	23
General and administrative (5)	12	5	3	—	20
Adjusted EBITDA	87	30	5	—	122
Depreciation and amortization				(21)	(21)
Stock-based compensation				(31)	(31)
Restructuring and other related reorganization costs (6)			1		1
Transaction related expenses				(1)	(1)
Operating income (loss)					70
Other income (expense), net					(4)
Income (loss) before income taxes					66
(Provision) benefit for income taxes					(27)
Net income (loss)					$39

	Nine months ended September 30, 2025
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$595	$721	$164	$—	$1,480
Intersegment revenue	100	—	—	(100)	—
Total Revenue	$695	$721	$164	$(100)	$1,480
Less: (4)
Cost of sales	21	74	15	—	110
Marketing	227	443	47	(100)	617
Personnel (exclusive of stock-based compensation as shown separately below)	188	104	63	—	355
Technology	41	22	10	—	73
General and administrative (7)	28	14	10	—	52
Adjusted EBITDA	190	64	19	—	273
Depreciation and amortization				(68)	(68)
Stock-based compensation				(85)	(85)
Legal reserves, settlements and other (8)				4	4
Restructuring and other related reorganization costs (6)	(9)		(1)		(10)
Operating income (loss)					114
Other income (expense), net					(24)
Income (loss) before income taxes					90
(Provision) benefit for income taxes					(12)
Net income (loss)					$78

	Nine months ended September 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$636	$655	$133	$—	$1,424
Intersegment revenue	109	—	—	(109)	—
Total Revenue	$745	$655	$133	$(109)	$1,424
Less: (4)
Cost of sales (9)	23	67	10	—	100
Marketing	199	450	37	(109)	577
Personnel (exclusive of stock-based compensation as shown separately below)	199	96	62	—	357
Technology	40	18	9	—	67
General and administrative (10)	36	11	10	—	57
Adjusted EBITDA	248	13	5	—	266
Depreciation and amortization				(63)	(63)
Stock-based compensation				(92)	(92)
Legal reserves, settlements and other (11)				(14)	(14)
Restructuring and other related reorganization costs (6)			(1)		(1)
Transaction related expenses				(4)	(4)
Operating income (loss)					92
Other income (expense), net					(4)
Income (loss) before income taxes					88
(Provision) benefit for income taxes					(84)
Net income (loss)					$4
(1)
Corporate general and administrative personnel costs of $2 million and $6 million for both the three and nine months ended September 30, 2025 and 2024, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $3 million for both the three and nine months ended September 30, 2025 and 2024, respectively.
(3)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $3 million for both the three and nine months ended September 30, 2025 and 2024, respectively.
(4)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to our CODM.
(5)
Exclusive of $1 million in the Brand Tripadvisor segment, which is included separately below in transaction related expenses.
(6)
Refer to “Note 5: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(7)
Exclusive of $4 million in the Brand Tripadvisor segment which is included separately below in legal reserves, settlements and other.
(8)
Represents a decrease of $4 million to a previously estimated accrual for the potential settlement of a regulatory related matter during the second quarter of 2025, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. Refer to "Note 8: Commitments and Contingencies" for further information.
(9)
Exclusive of $2 million in both the Brand Tripadvisor and Viator segments, which are included separately below in legal reserves, settlements and other.
(10)
Exclusive of $14 million in the Brand Tripadvisor segment which is included separately below in legal reserves, settlements and other and transaction related expenses.
(11)
Represents an estimated accrual for the potential settlement of a regulatory related matter of $10 million expensed during the first quarter of 2024 and is reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. Refer to "Note 8: Commitments and Contingencies" for further information. In addition, this amount included a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to DST, which required retrospective application back to January 1, 2022. This amount represents a one-time retrospective liability for the periods prior to April 1, 2024, while all prospective periods are and will be included within adjusted EBITDA, respectively. This expense is reflected in cost of sales on our unaudited condensed consolidated statement of operations.

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

NOTE 13: SUBSEQUENT EVENTS

On November 5, 2025, the Company initiated a series of cost savings actions following a decision to realign its operating model across its Viator and Brand Tripadvisor segments to support the Company’s positioning as an experiences-led and AI-enabled company. This realignment will include a reduction of the Company’s workforce and a substantial portion of the costs associated with this course of action will relate to severance payments, employee benefits and other associated costs.

As a result, the Company expects to incur estimated pre-tax restructuring and other related reorganization costs of approximately $35 million to $40 million, primarily related to employee severance and related benefits. This amount is expected to be expensed primarily in the fourth quarter of 2025, with the remaining amount expensed during 2026.

Additionally, the Company expects to reorganize its operating segments during the fourth quarter of 2025. Following the Company’s decision to integrate its Viator and Brand Tripadvisor experiences operating model, we anticipate our operating segments will be reorganized into the following: (1) Experiences; (2) Hotels & Other; and (3) TheFork. We do not expect TheFork segment to be impacted by this re-segmentation.

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

This Quarterly Report, as well as statements made by our executive officers, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2024 Annual Report, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “believes,” “would,” “opportunity,” “goal,” “objective,” similar terms, variations of such terms or the negative of those terms, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Brand Tripadvisor empowers everyone to be a better traveler through its online global platform where hundreds of millions of visitors regularly visit and engage to discover, generate, and share authentic user-generated content (“UGC”) in the form of reviews and opinions for experiences, accommodations, restaurants, and cruises in over 40 countries across the world. Brand Tripadvisor offers more than 1 billion user-generated reviews and opinions on over 9 million experiences, accommodations, restaurants, airlines, and cruises.

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

At Viator, we are reinforcing our leadership position in experiences by investing in the product, marketing, and bookable supply. Our investment in these areas is expected to drive growth on both sides of the marketplace. On the traveler side of the marketplace, we are investing in products to provide travelers with high-quality experiences that incentivize them to return to book with us increasingly through more economic channels. As travelers return to book on our platform more directly, especially through our mobile app, we expect unit economics to improve and profitability to increase over time. A key component of driving the traveler flywheel is offering breadth and depth of quality experiences and surfacing the most relevant experiences to travelers based on their needs and preferences. On the supply side of the marketplace, we are investing to increase the amount of high-quality, highly demanded, and unique bookable experiences on our platform. With operators, we continue to focus on improving our product and technology capabilities to improve our value proposition of providing high quality demand and tools to manage their business on our platform.

At TheFork, we are driving profitable revenue growth by delivering value to both diners and restaurants as the leader in the European dining market. On the diner side of the marketplace, our investment in marketing is driving growth in new and repeat diner bookings. On the restaurant side, our prior investment in technology has resulted in growth in adoption of our premium online reservation booking software.

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

The global experiences market is large, growing, highly fragmented, and underpenetrated, with the vast majority of bookings still occurring through traditional offline sources. We expect to benefit from ongoing market tailwinds as consumers increasingly book experiences online and consumer behavior continues to allocate discretionary spending more to travel and experiences and away from physical goods. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. These trends present attractive growth opportunities for our business, as well as to many competitors. Given the competitive positioning of our businesses relative to the attractive growth prospects in the experiences and restaurant categories, we expect to continue to invest in these categories across Tripadvisor Group to continue growing revenue, operating scale, and market share for the long-term.

The Company’s revenue and Adjusted EBITDA, as shown in our segment financial information, continue to shift more towards its marketplace businesses with less exposure to its media-based, or click-based offerings, as a result of our strategic focus to grow and invest in these businesses. Our Viator and TheFork segments, which are two-sided marketplace businesses, have exhibited consistent revenue growth and improving profitability post-pandemic. Importantly, as of the nine months ended September 30, 2025, these two segments represented approximately 60% of the Company’s consolidated revenue and 30% of our total segment Adjusted EBITDA. As the Company continues to execute on its growth strategies, we expect these trends to continue in the future. Refer to “Note 13: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for additional information regarding the Company’s recent decision to integrate its experiences operating model across its Viator and Brand Tripadvisor segments to support the Company’s prioritization of an experiences-led growth strategy and AI-enabled company.

Recent Developments

Restructuring and Related Reorganization Actions

Fourth quarter of 2025

On November 5, 2025, the Company initiated a series of cost savings actions following a decision to realign its operating model across its Viator and Brand Tripadvisor segments to support the Company’s positioning as an experiences-led and AI-enabled company. These cost savings actions primarily include a global workforce reduction, as well as other targeted operating expense reductions. The Company expects at least $85 million in annualized gross cost savings, the majority of which are expected to be realized in 2026 and fully realized by 2027. Refer to “Note 13: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for additional information regarding these decisions and estimated restructuring costs that will be incurred by the Company.

Additionally, the Company expects to reorganize its operating segments during the fourth quarter of 2025. Following the Company’s decision to integrate its Viator and Brand Tripadvisor experiences operating model, we anticipate our operating segments will be reorganized into the following: (1) Experiences, (2) Hotels & Other; and (3) TheFork. We do not expect TheFork segment to be impacted by this re-segmentation.

Fourth quarter of 2024

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

Employees

As of September 30, 2025, the Company had approximately 2,909 employees. Approximately 64%, 31%, and 5% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenue	$552.5	$531.7	4%	$1,479.9	$1,423.5	4%

Costs and expenses:
Cost of sales	40.7	39.7	3%	109.4	103.9	5%
Marketing	227.2	210.8	8%	616.6	576.6	7%
Personnel (including stock-based compensation of $28.5, $31.3, $85.6 and $92.2, respectively)	147.2	146.9	0%	440.1	449.3	(2)%
Technology	25.7	23.3	10%	73.3	67.4	9%
General and administrative	17.7	20.8	(15)%	48.2	70.8	(32)%
Depreciation and amortization	23.5	21.1	11%	67.7	63.5	7%
Restructuring and other related reorganization costs	0.1	(0.5)	n.m.	10.6	0.6	1667%
Total costs and expenses:	482.1	462.1	4%	1,365.9	1,332.1	3%
Operating income (loss)	70.4	69.6	1%	114.0	91.4	25%
Other income (expense):
Interest expense	(17.4)	(12.9)	35%	(46.5)	(34.8)	34%
Interest income	10.4	12.8	(19)%	30.8	38.2	(19)%
Other income (expense), net	(0.1)	(3.8)	(97)%	(8.4)	(7.0)	20%
Total other income (expense), net	(7.1)	(3.9)	82%	(24.1)	(3.6)	569%
Income (loss) before income taxes	63.3	65.7	(4)%	89.9	87.8	2%
(Provision) benefit for income taxes	(10.1)	(27.2)	(63)%	(11.7)	(84.5)	(86)%
Net income (loss)	$53.2	$38.5	38%	$78.2	$3.3	2270%

Other Financial Data:
Adjusted EBITDA (1)	$122.5	$122.4	0%	$273.3	$265.7	3%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Brand Tripadvisor Segment

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Revenue (1)	$234.3	$255.2	(8)%	$695.5	$744.9	(7)%
Less: (2)
Cost of sales	7.1	8.6	(17)%	21.1	23.4	(10)%
Marketing	83.4	70.5	18%	227.1	199.0	14%
Personnel (exclusive of stock-based compensation)	60.9	64.1	(5)%	187.9	199.2	(6)%
Technology	14.4	13.6	6%	40.9	39.9	3%
General and administrative	9.3	11.9	(22)%	28.6	35.5	(19)%
Total Adjusted EBITDA	$59.2	$86.5	(32)%	$189.9	$247.9	(23)%

Adjusted EBITDA Margin by Segment (3)	25.3%	33.9%		27.3%	33.3%

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

Brand Tripadvisor revenue decreased by approximately $21 million and $49 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. The decrease in Brand Tripadvisor revenue during the three and nine months ended September 30, 2025, when compared to the same periods in 2024, occurred across all revenue streams within the segment, as discussed below.

Adjusted EBITDA in Brand Tripadvisor decreased by approximately $27 million and $58 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, while adjusted EBITDA margin decreased 8.6 percentage points and 6.0 percentage points during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. The decrease in adjusted EBITDA was due to a decrease in revenue, as noted above, as well as, an increase in paid online marketing costs (i.e., traffic acquisition costs) in our hotel and experiences offerings, partially offset by a decrease in personnel costs due to a reduction in headcount primarily related to cost reduction measures taken during the first quarter of 2025. The decrease in adjusted EBITDA margin during the three and nine months ended September 30, 2025, when compared to the same periods in 2024, was primarily due to an increase in marketing costs as a percent of revenue, as the mix of paid marketing channels and related online marketing costs increased for our hotel and experiences offerings.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$143.1	$151.1	(5%)	$443.3	$460.0	(4%)
% of Brand Tripadvisor revenue*	61%	59%		64%	62%
Media and advertising	36.0	40.5	(11%)	102.2	113.6	(10%)
% of Brand Tripadvisor revenue*	15%	16%		15%	15%
Tripadvisor experiences and dining (1)	46.5	50.9	(9%)	121.8	134.8	(10%)
% of Brand Tripadvisor revenue*	20%	20%		18%	18%
Other	8.7	12.7	(31%)	28.2	36.5	(23%)
% of Brand Tripadvisor revenue*	4%	5%		4%	5%
Total Brand Tripadvisor Revenue	$234.3	$255.2	(8%)	$695.5	$744.9	(7%)

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

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue decreased by approximately $8 million and $17 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in hotel B2B revenue and, to a lesser extent, a decrease in hotel meta revenue. These decreases were driven primarily by continued headwinds impacting both free and paid marketing channels, resulting in lower click volumes, which more than offset growth in pricing as measured in cost-per-click rates (“CPCs”). Growth in CPCs was due in part to certain product changes made that improved qualified referrals to our partners and, as a result, increased CPCs, across all geographies.

Media and Advertising Revenue

Media and advertising revenue primarily consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and decreased approximately $5 million and $11 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. These decreases were primarily due to declines in traditional display and programmatic advertising (together sometimes referred to as “on platform” advertising) that correlates closely with overall traffic volume which declined during the second and third quarters of 2025, due to the aforementioned traffic headwinds.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue decreased approximately $4 million and $13 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to, previously mentioned headwinds impacting direct and SEO channel volumes, in experiences, as well as ongoing dynamics in restaurants related to our go-to-market shift from a sales-led model to a self-service model.

Other Revenue

Other revenue includes click-based advertising and display-based advertising revenue from our cruise, vacation rentals, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased approximately $4 million and $8 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decline in vacation rentals revenue as this offering continues to be strategically de-emphasized.

Viator Segment

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Revenue	$294.3	$269.6	9%	$720.6	$654.5	10%
Less: (1)
Cost of sales	29.1	26.5	10%	73.7	67.0	10%
Marketing (2)	166.8	169.5	(2)%	443.0	449.5	(1)%
Personnel (exclusive of stock-based compensation)	36.3	31.9	14%	104.0	95.9	8%
Technology	7.6	6.5	17%	22.1	18.3	21%
General and administrative	5.0	4.8	4%	13.6	11.1	23%
Total Adjusted EBITDA	$49.5	$30.4	63%	$64.2	$12.7	406%

Adjusted EBITDA Margin by Segment (3)	16.8%	11.3%		8.9%	1.9%

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

Number of Experience Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experience bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked were approximately 6.6 million and 17.9 million during the three and nine months ended September 30, 2025, respectively, an increase of approximately 18% and 16%, respectively, when compared to the same periods in 2024, primarily driven by growth on Viator’s branded site and app as well as third-party points of sale.

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

GBV reached $1.3 billion and $3.7 billion during the three and nine months ended September 30, 2025, respectively, an increase of approximately 15% and 12%, respectively, when compared to the same periods in 2024, primarily due to growth in the number of experience bookings as discussed above, partially offset by a decline in pricing. The decline in pricing was primarily due to growth in third-party points of sale which generally sell lower priced products compared to the Viator and Tripadvisor points of sale.

Revenue and Adjusted EBITDA

Viator segment revenue increased by approximately $25 million and $66 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily driven by growth in booking volume, partially offset by a decline in pricing. The decline in pricing was primarily due to growth in third-party points of sale which generally sell lower priced products compared to the Viator and Tripadvisor points of sale. In addition, we estimate Viator's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 3% and 1% during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024.

Adjusted EBITDA in our Viator segment improved by approximately $19 million and $52 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, and adjusted EBITDA margin improved by 5.5 percentage points and 7.0 percentage points during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above and, to a lesser extent, a decrease in marketing costs, partially offset by an increase in variable costs related to revenue growth, such as credit card payment processing fees, and an increase in personnel costs to support business growth. The improvement in adjusted EBITDA margin during the three and nine months ended September 30, 2025 when compared to the same periods in 2024 was primarily due to a decrease in marketing costs as a percent of revenue.

TheFork Segment

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(in millions)			(in millions)
Revenue	$62.9	$49.1	28%	$163.6	$132.6	23%
Less: (1)
Cost of sales	4.5	4.6	(2)%	14.6	9.8	49%
Marketing (2)	16.0	13.0	23%	46.3	36.6	27%
Personnel (exclusive of stock-based compensation)	21.5	19.6	10%	62.6	62.0	1%
Technology	3.7	3.2	16%	10.3	9.2	12%
General and administrative	3.4	3.2	6%	10.6	9.9	7%
Total Adjusted EBITDA	$13.8	$5.5	151%	$19.2	$5.1	276%

Adjusted EBITDA Margin by Segment (3)	21.9%	11.2%		11.7%	3.8%

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

TheFork segment revenue increased by approximately $14 million and $31 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. This improvement was primarily driven by booking volume growth largely in TheFork's branded channel and, to a lesser extent, increased adoption of our premium online reservation booking software offering and third-party partnership revenue. In addition, we estimate TheFork's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 8% and 4% during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024.

Adjusted EBITDA in TheFork segment improved by approximately $8 million and $14 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, while adjusted EBITDA margin improved by 10.7 percentage points and 7.9 percentage points during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by increased marketing costs, in addition to an increase in cost of sales to support certain third-party partner relationships during the first half of 2025. The improvements in adjusted EBITDA margin was primarily due to lower personnel costs as a percentage of revenue.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Cost of sales	$40.7	$39.7	3%	$109.4	$103.9	5%
% of revenue	7.4%	7.5%		7.4%	7.3%

Cost of sales increased approximately $1 million the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in variable costs supporting revenue growth including credit card payment processing fees in Viator, partially offset by a decrease in digital service tax costs in Viator and a decrease in bad debt expense in Brand Tripadvisor, reflecting strong collections during the quarter. Cost of sales increased approximately $6 million during the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to an increase in variable costs supporting revenue growth including credit card payment processing fees and other transaction related costs in Viator and TheFork, partially offset by lower digital service taxes (“DST”), primarily due to $4 million in incremental DST during the second quarter of 2024 related to enacted tax legislation in Canada requiring retrospective application, which did not reoccur in 2025, as well as, a decrease in bad debt expense in Brand Tripadvisor, as noted above.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Marketing - Brand Tripadvisor	$83.4	$70.5	18%	$227.1	$199.0	14%
Marketing - Viator	166.8	169.5	(2%)	443.0	449.5	(1%)
Marketing - TheFork	16.0	13.0	23%	46.3	36.6	27%
Intersegment (intercompany) marketing expenses (1)	(39.0)	(42.2)	(8%)	(99.8)	(108.5)	(8%)
Total Marketing	$227.2	$210.8	8%	$616.6	$576.6	7%
% of revenue	41.1%	39.6%		41.7%	40.5%
(1)
Marketing expenses by segment, are shown gross of intersegment (intercompany) expenses and then is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment activity for all periods presented.

Marketing costs increased approximately $16 million and $40 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily driven by an increase in marketing costs in Brand Tripadvisor. Paid online marketing costs in Brand Tripadvisor increased as part of our overall marketing mix in our hotel and experiences offerings, and to a lesser extent TheFork, which combined increased $16 million and $38 million during the three and nine months ended September 30, 2025, respectively, partially offset by a decrease in Viator of $3 million and $7 million during the three and nine months ended September 30, 2025 when compared to the same periods in 2024, inclusive of intersegment (intercompany) marketing expenses.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Personnel (exclusive of stock-based compensation)	$118.7	$115.6	3%	$354.5	$357.1	(1%)
Stock-based compensation	28.5	31.3	(9%)	85.6	92.2	(7%)
Total Personnel	$147.2	$146.9	0%	$440.1	$449.3	(2%)
% of revenue	26.6%	27.6%		29.7%	31.6%

Personnel costs did not materially change during the three months ended September 30, 2025 when compared to the same period in 2024, as a decrease in personnel costs in Brand Tripadvisor were offset by an increase in personnel costs to support business growth in Viator and TheFork. Personnel costs decreased approximately $9 million during the nine months ended September 30, 2025 when compared to the same period in 2024, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Brand Tripadvisor during the first quarter of 2025, partially offset by an increase in personnel costs to support business growth in Viator during the year.

Technology

Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
Technology	$25.7	$23.3	10%	$73.3	$67.4	9%
% of revenue	4.7%	4.4%		5.0%	4.7%

Technology and content costs increased approximately $2 million and $6 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to increased data center costs in Brand Tripadvisor and licensing costs in Viator.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	($ in millions)			($ in millions)
General and administrative	$17.7	$20.8	(15%)	$48.2	$70.8	(32%)
% of revenue	3.2%	3.9%		3.3%	5.0%

General and administrative costs decreased approximately $3 million during the three months ended September 30, 2025 when compared to the same period in 2024, primarily due to a decrease in real estate expense, as a result of a reduction in our real estate portfolio and, to a lesser extent, a decrease in professional service fees, both in Brand Tripadvisor. General and administrative costs decreased approximately $23 million during the nine months ended September 30, 2025 when compared to the same period in 2024, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024, which was reduced by $4 million, during the second quarter of 2025, as discussed above and, to a lesser extent, transaction related costs incurred during 2024 of $4 million, which did not reoccur in 2025, all of which are included in Brand Tripadvisor. In addition, the decrease in real estate expenses, as discussed above and, to a lesser extent, a decrease in professional service fees, both in Brand Tripadvisor, contributed to the decrease in general and administrative costs during the nine months ended September 30, 2025 when compared to the same period in 2024.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
Depreciation	$22.8	$19.3	$65.5	$57.8
Amortization of intangible assets	0.7	1.8	2.2	5.7
Total depreciation and amortization	$23.5	$21.1	$67.7	$63.5
% of revenue	4.3%	4.0%	4.6%	4.5%

Depreciation and amortization increased approximately $2 million and $4 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to increased depreciation related to previous capital expenditure investments in internal website development, partially offset by the completion of amortization related to intangible assets purchased in business acquisitions in previous years.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits and other related reorganization costs.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$0.1	$(0.5)	$10.6	$0.6

The Company incurred increased pre-tax restructuring and other related reorganization costs of approximately $10 million during the nine months ended September 30, 2025, as discussed above. This amount was not material for both the three months ended September 30, 2025 and 2024. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest expense	$(17.4)	$(12.9)	$(46.5)	$(34.8)

Interest expense increased approximately $5 million and $12 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to an increase in our aggregate outstanding principal amount, which incrementally increased our ongoing financing costs. The majority of interest expense reported during the both three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025, was primarily related to the Term Loan B Facility, while during the nine months ended September 30, 2024, interest expense incurred was primarily related to the 2025 Senior Notes, which were redeemed in July 2024 and, to a lesser extent, the Term Loan B Facility. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, time deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest income	$10.4	$12.8	$30.8	$38.2

Interest income decreased approximately $2 million and $7 million during the three and nine months ended September 30, 2025, respectively, when compared to the same periods in 2024, primarily due to a decrease in interest rates received on demand bank deposits, time deposits, and money market funds.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Other income (expense), net	$(0.1)	$(3.8)	$(8.4)	$(7.0)

Other expense, net decreased approximately $4 million during the three months ended September 30, 2025, when compared to the same period in 2024, primarily due to net foreign exchange gains incurred as a result of foreign currency rate movements during the period and a loss on extinguishment of debt of $2 million during the third quarter of 2024, which primarily consisted of a non-cash write-off of unamortized debt issuance costs, which did not reoccur in 2025. Other expense, net increased approximately $1 million during the nine months ended September 30, 2025, when compared to the same period in 2024, primarily due to net foreign exchange losses incurred as a result of foreign currency rate movements during the period, partially offset by a loss on disposal of certain assets of approximately $3 million during the first quarter of 2024 and a loss on extinguishment of debt of $2 million, as noted above, both of which did not reoccur in 2025.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$(10.1)	$(27.2)	$(11.7)	$(84.5)
Effective tax rate	16.0%	41.4%	13.0%	96.2%

Our effective tax rate for the three months ended September 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to benefits related to the 2017 Tax Act. Our effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016.

The change in our income tax provision during the three months ended September 30, 2025, when compared to the same period in 2024, was primarily due to changes in discrete items including stock-based compensation shortfalls. The change in our income tax provision during the nine months ended September 30, 2025, when compared to the same period in 2024, was primarily the result of an Internal Revenue Service (“IRS”) audit settlement for the 2014, 2015, and 2016 tax years of $41 million, recorded during the nine months ended September 30, 2024, which did not reoccur in 2025, as well as, a discrete tax benefit of $11 million in the first quarter of 2025, as described above. Refer to “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
Net income (loss)	$53.2	$38.5	$78.2	$3.3
Net income (loss) margin	9.6%	7.2%	5.3%	0.2%

Net income increased by approximately $15 million during the three months ended September 30, 2025 when compared to the same period in 2024. Improvements in net income were largely driven by an increase in revenue, as described in more detail above under “Revenue and Segment Information” and a decrease in income tax expense of $17 million, as described in more detail above under “(Provision) Benefit for Income Taxes”. These improvements were partially offset by increased marketing costs in our Brand Tripadvisor and TheFork segments, as described in more detail above under “Consolidated Expenses.”

Net income increased by approximately $75 million during the nine months ended September 30, 2025 when compared to the same period in 2024. The improvement in net income was largely driven by an increase in revenue, as described in more detail above under “Revenue and Segment Information”, a decrease in income tax expense of $73 million, as described in more detail above under “(Provision) Benefit for Income Taxes” and, to a lesser extent, a decrease in general and administrative costs in our Brand Tripadvisor segment, and a decrease in personnel costs, as described in more detail above under “Consolidated Expenses.” These improvements were partially offset by increased marketing costs in our Brand Tripadvisor and TheFork segments during the nine months ended September 30, 2025 and, to a lesser extent, pre-tax restructuring and other related reorganization costs of approximately $10 million during the first quarter of 2025, and an increase in borrowing costs and a reduction in interest income, all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss)	$53.2	$38.5	$78.2	$3.3
Add: Provision (benefit) for income taxes	10.1	27.2	11.7	84.5
Add: Other expense (income), net	7.1	3.9	24.1	3.6
Add: Restructuring and other related reorganization costs	0.1	(0.5)	10.6	0.6
Add: Legal reserves, settlements and other (1)	—	—	(4.6)	13.7
Add: Transaction related expenses (2)	—	0.9	—	4.3
Add: Stock-based compensation	28.5	31.3	85.6	92.2
Add: Depreciation and amortization	23.5	21.1	67.7	63.5
Adjusted EBITDA	$122.5	$122.4	$273.3	$265.7

(1)
During the nine months ended September 30, 2025, the Company recorded a decrease of approximately $4 million to a previously estimated accrual for the potential settlement of a regulatory related matter and is reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company expensed certain costs of approximately $14 million during the nine months ended September 30, 2024, respectively, including a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which required retrospective application back to January 1, 2022. This amount represented the one-time retrospective liability for the periods prior to April 1, 2024, while the liability for the three months ended June 30, 2024 and all prospective periods are included within adjusted EBITDA. In addition, an estimated accrual for the potential settlement of a regulatory related matter of $10 million was expensed during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations.

(2)
The Company expensed certain transaction costs of approximately $1 million and $4 million during the three and nine months ended September 30, 2024, respectively, to general and administrative expenses on our unaudited condensed consolidated statements of operations.

Stock-Based Compensation

Refer to “Note 9: Stock Based Awards” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 6.7 million service-based RSUs with a weighted average grant-date fair value of $14.85 and approximately 0.9 million PSUs with a weighted average grant-date fair value of $14.92 during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of September 30, 2025 and December 31, 2024, we had approximately $1.2 billion and $1.1 billion, respectively, of cash and cash equivalents, and approximately $496 million of available borrowing capacity under the Credit Facility. As of September 30, 2025, approximately $223 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 35% was held in the U.K. As of September 30, 2025, the significant majority of our cash was denominated in U.S. dollars.

As of September 30, 2025, we had $597 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of September 30, 2025, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of September 30, 2025, we are party to the Amended Credit Agreement, which, among other things, provides for a $500 million revolving Credit Facility with a maturity date of June 29, 2028. As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings under the Credit Facility, except $4 million and $3 million, respectively, of undrawn standby letters of credit issued under the Credit Facility. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings and commitment fees on the daily unused portion of capacity under the Credit Facility refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. As of September 30, 2025, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of September 30, 2025 and December 31, 2024, we were in compliance with the covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of September 30, 2025, the Company had an aggregate outstanding principal amount of $353 million and approximately $821 million in short-term debt and long-term debt, respectively, on our unaudited condensed consolidated balance sheet pertaining to the 2026 Senior Notes and Term Loan B Facility, both of which are discussed below.

The outstanding principal of $345 million, 2026 Senior Notes provide, among other things, that interest at a rate of 0.25% per annum is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries.

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. On July 15, 2024, the Company used these funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility by $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). We expect the proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's outstanding 2026 Senior Notes and for general corporate purposes. The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. We refer to the Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.” The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $6 million were made under the Term Loan B Facility during the nine months ended September 30, 2025.

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

Significant uses of capital and other liquidity matters

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2025, the Company did not repurchase any shares of outstanding common stock under this share repurchase program. During the nine months ended September 30, 2025, we repurchased 2,808,080 shares of our outstanding common stock at an average price of $14.22 per share, exclusive of fees and commissions, or $40 million in the aggregate. As of September 30, 2025, we had $160 million remaining available to repurchase shares of our common stock under this share repurchase program. During the nine months ended September 30, 2024, we repurchased 1,366,385 shares of our outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate.

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

As described above, on April 29, 2025, the Merger with LTRIP closed. The aggregate transaction price of the Merger totaled $437 million (of which $411 million consisted of cash payments), consisting of: (i) $431 million in cash and common stock consideration paid in connection with the repurchase, plus (ii) approximately $19 million in direct expenses and fees associated with the repurchase; partially offset by (iii) $13 million in LTRIP NOLs, tax effected, retained by the Company. Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

As discussed in “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP resolution agreement for the 2014 through 2016 tax years in January 2024, which we subsequently accepted in February 2024. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, and during the three months ended September 30, 2024, we made various state tax payments totaling $18 million, inclusive of estimated interest, to satisfy this audit settlement.

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

Our cash flows for the nine months ended September 30, 2025 and 2024, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$348	$147
Investing activities	(65)	(51)
Financing activities	(137)	(55)

During the nine months ended September 30, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $411 million to repurchase our outstanding common stock pursuant to the Merger, including transaction costs, $40 million in repurchases of our outstanding common stock under the existing share repurchase program, and $15 million in payments of withholding taxes on net share settlements of equity awards) and investing activities (including $63 million in capital expenditures). This use of cash was funded with existing cash and cash equivalents and operating cash flows generated during the period, as well as, financing activities which includes $341 million in borrowings from our Tack-On Incremental Term Loan B Facility, net of financing costs.

During the nine months ended September 30, 2024, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $25 million in repurchases of our outstanding common stock under the existing share repurchase program, $17 million in payments of withholding taxes on net share settlements of equity awards, and $7 million in financing costs related to the issuance of the Term Loan B Facility) and investing activities (including $51 million in capital expenditures). This use of cash was funded with existing cash and cash equivalents and operating cash flows generated during the period.

Net cash provided by operating activities for the nine months ended September 30, 2025, increased by $201 million when compared to the same period in 2024, primarily due to an improvement in net income of $74 million, an increase in working capital of $107 million, and an increase in non-cash items of $20 million, primarily due to a decrease in deferred income tax benefits. The increase in working capital was primarily driven by U.S. federal tax payments and various state tax payments totaling approximately $160 million during the second and third quarters of 2024 related to an IRS audit settlement, as discussed above, which did not reoccur in 2025, partially offset by a decrease in our income tax provision of approximately $73 million, as discussed above under “(Provision) Benefit for Income Taxes.” In addition, changes in working capital related to the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experiences operators, contributed to the fluctuation in working capital.

Net cash used in investing activities for the nine months ended September 30, 2025 increased by $14 million when compared to the same period in 2024, largely due to an increase in capital investment primarily in technology and office space across the business.

Net cash used in financing activities for the nine months ended September 30, 2025 increased by $82 million when compared to the same period in 2024, primarily due to $411 million for the repurchase of our outstanding common stock pursuant to the Merger, a $15 million increase in net cash used to repurchase shares of our outstanding common stock under the existing share repurchase program, and a net decrease in proceeds received from the issuance of debt under the Term Loan B Facility during 2025 of $152 million, net of financing costs, partially offset by the repayment of the 2025 Senior Notes of $500 million during the third quarter of 2024.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2024. As of September 30, 2025, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report for a discussion of our contractual obligations and commercial commitments.

Contingencies

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights), tax matters (including value-added, excise, digital services, sales and use, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters, data privacy and cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statement of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed below. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

If consensus is reached on Pillar One, unilateral digital services taxes should be repealed, however until such time we continue to be subject to these taxes and are currently subject to unilateral digital services taxes. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our unaudited condensed consolidated financial statements. During the three and nine months ended September 30, 2025, we recorded $6 million and $13 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, we recorded $7 million and $18 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations, which includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital service taxes, which required retrospective application back to January 1, 2022.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of September 30, 2025. As of September 30, 2025, $597 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the nine months ended September 30, 2025 since December 31, 2024. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2024 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended September 30, 2025, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2025, the Company did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended September 30, 2025, the Company did not repurchase any shares of its outstanding common stock given the operating model changes and cost savings program the Company was contemplating. Refer to “Note 13: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for additional information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
2.1	Plan of Conversion		8-K	001-35362	2.2	4/29/25
3.1	Articles of Incorporation		8-K	001-35362	3.1	4/29/25
3.2	Amended and Restated Bylaws		10-Q	001-35362	3.2	5/7/25
10.1	Third Amendment, dated June 5, 2025, to the Amendment and Restatement Agreement, dated as of June 29, 2023, as further amended as of July 8, 2024 and as of March 20, 2025, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	001-35362	10.1	8/7/25
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

November 6, 2025