Form 10-K
period 2025-12-31
TripAdvisor, Inc.
filed 2026-02-13
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Class	Outstanding Shares at February 6, 2026
Common Stock, $0.001 par value per share	114,755,221 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “the Group,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

The Tripadvisor group (the “Group”) is a portfolio of global online platforms purpose-built to connect travelers with experiences, accommodations, restaurants and other relevant travel destination points of interest (“POIs”). Our mission is to be the world’s most trusted source for travel and experiences.

We offer travelers the ability to search, discover, book, and review experiences, hotels, and restaurants seamlessly through our two-sided marketplaces across three primary consumer-facing brands: Viator, Tripadvisor, and TheFork. Tripadvisor also plays a unique role in broader travel planning and guidance, offering authentic traveler-submitted reviews and content, travel planning tools and related technology to instill confidence for travelers in every part of their travel journey.

The Company measures its financial performance within the following business segments: Experiences, Hotels and Other, and TheFork. The Company’s strategy is focused on growing and scaling its Experiences and TheFork marketplaces, which we believe represents an attractive long-term value creation opportunity, while optimizing its legacy offerings within the Hotels and Other segment for profitability.

The Group’s globally recognized brands and extensive user-generated content (“UGC”) support traveler search, discovery, and planning, which in-turn generates high-intent demand for its experiences and dining marketplace offerings as well for commercial partners in the hotels category and advertising opportunities for endemic and non-endemic advertisers. In turn, clickstream and behavioral data reflecting traveler intent, transactional data from its experiences and dining marketplaces, UGC, and structured and unstructured data related to millions of POIs, attractions, and destinations enhance the customer experience through product enhancements and personalization, reinforcing the discovery and engagement loop over time. In addition, the breadth, depth, and scale of first party data is uniquely valuable in the Company’s pursuit to innovate in the application of artificial intelligence (“AI”) for travel and experiences discovery, planning, and booking.

The Company believes its portfolio of unique assets creates a compelling global travel platform for travelers, including:

•
Tripadvisor's content and branded platform for upper-funnel traveler intent for experiences, and Viator’s content and branded platform for mid-and-lower funnel traveler intent for experiences. Both branded platforms leverage a shared global supply platform of more than 425,000 bookable experiences from 70,000 operators;
•
The trusted Tripadvisor brand within Hotels and Other travel categories to drive traveler discovery, intent, and data engine;
•
TheFork’s recognized brand, content, relationships with more than 50,000 restaurants, and scaled diner community across 11 European countries; and
•
Integrated AI and machine learning capabilities serving as the connective layer for ongoing enhancements to traveler personalization, planning, and conversion.

Our Business Models

The Company measures its financial performance within the following business segments: Experiences, Hotels and Other, and TheFork. For additional information regarding our segments and the recent restructuring and related reorganization actions, please see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

The Experiences segment includes both Viator and Tripadvisor points-of-sale. Viator is a pure-play experiences online travel agency (“OTA”), offering an online global marketplace focused on merchandising bookable experiences to travelers that typically have relatively higher purchase intent either pre-destination or in-destination. Tripadvisor is an online global travel guidance platform that also merchandises experiences to its audience, which more commonly serves travelers in the discovery and planning phases. Both brands leverage Viator’s centralized supply platform that supports operator onboarding, operator inventory management, bookings, payments, fraud prevention, and customer support. This architecture enables the Company to serve different customer intents across brands while benefiting from shared scale, data, and marketplace economics. In addition to its owned and operated platforms (Viator and Tripadvisor), the Company also syndicates its experiences supply to other third-party endemic and non-endemic demand partners. Demand from these partners largely reaches travelers from regions outside our core geographic markets and, therefore, drives incremental traveler demand. The Experiences segment revenue is generated primarily through commission-based transactions on completed experiences offerings.

The Hotels and Other segment primarily consists of the Tripadvisor hotel and restaurant guidance platform, which includes hotel metasearch, and related advertising offerings primarily for hotels and restaurants and, to a lesser extent, cruises through our branded subsidiary Cruise Critic. Hotels and Other revenue is generated primarily through click-based advertising including cost-per-click (“CPC”) and cost-per-acquisition (“CPA”); media advertising revenue is primarily generated through impression-based advertising (“CPM”). This segment primarily provides travelers with tools to research, compare, and plan travel while delivering qualified traffic to partners and advertisers primarily across the experiences, hotels, restaurants, and cruise travel categories.

TheFork segment operates an online dining marketplace by enabling diners to discover and book restaurant reservations in Europe. TheFork provides restaurants with purpose-built software tools to help manage their reservations and attract diners. Revenue is generated through a combination of transaction ‘per seated diner’ fees for completed reservations and as well as restaurant subscription fees for use of their electronic reservation booking (“ERB”) software.

Our Industry and Market Opportunity

The Company operates in large, growing global travel markets. The Company has a particular strategic focus on the global travel experiences market, which it believes represents a significant long-term growth and value creation opportunity for the Group.

Large, Growing, and Underpenetrated Experiences Market

The global travel experiences market, which includes tours, activities, attractions, and related experiential travel offerings, is large, highly fragmented, and remains significantly underpenetrated online. According to third-party industry research from Arival, the global experiences market is expected to reach approximately $365 billion by 2028. In 2025, Arival estimates the industry is approximately 30% online penetrated, which is meaningfully lower than that of other major travel categories. Arival estimates that the online portion of the market will grow faster than the offline portion as operators adopt online tools and migrate, manage, and grow their businesses online, and as the secular shift of travelers increasingly moves more online for search, discovery, and booking continues.

As a greater portion of the experiences market transacts via online channels, the Company believes its branded platforms are well positioned to benefit from this secular tailwind. The Company believes that as the industry digitizes, travelers and suppliers increasingly gravitate toward larger, trusted platforms that offer broad inventory, transparency, trusted reviews, and seamless booking and fulfillment, and that its scale and brand recognition position it to benefit from this shift.

Large Other Global Markets: Restaurants and Travel Discovery

In addition to the experiences market, the Company operates in large adjacent markets, including the full-service restaurant market and restaurant technology market as well as the broader global online travel discovery and advertising markets. According to recent Euromonitor data, the European full-service restaurant industry represents a large and growing market, with online reservations accounting for a growing but still underpenetrated portion of total dining activity. The Company believes TheFork is well positioned to benefit from continued digitization of restaurants migrating online as well as consumer booking behavior migrating more online.

The global travel discovery and accommodations advertising market also remains large, though it continues to evolve due to changes in consumer behavior, mobile usage, and search engine dynamics. Phocuswright, an independent travel, tourism and hospitality research firm, estimates global travel spending will continue to grow and reach approximately $1.8 trillion by 2027, exclusive of travel experiences, alternative accommodations, and dining, with an expected increasing share booked through online channels each year. We believe the Group’s brands, audience scale, and data assets position it to continue serving as a meaningful entry point for travel discovery that we can funnel to our higher-growth experiences and dining marketplace businesses.

Our Business Strategy

The Company’s strategy is focused on growing its marketplace offerings, with a particular focus on scaling its experiences marketplace, and supported by a trusted travel guidance ecosystem leveraging unique data at scale to drive future AI product innovation. During the year ended December 31, 2025, the Group’s marketplace offerings, which includes its Experiences and TheFork segments, accounted for approximately 60% of Company's consolidated revenue mix, and 35% of its consolidated adjusted EBITDA mix, an increase from approximately 50% of consolidated revenue and 6% of consolidated adjusted EBITDA during the year ended December 31, 2023. The Company is focused on the following strategic priorities:

•
Growing and scaling its Experiences marketplace globally,
•
Leveraging complementary brands across the traveler discovery and booking funnel for experiences,
•
Strengthening direct traveler relationships through repeat engagement and mobile app usage,
•
Investing in innovative technologies such as AI and machine learning to improve personalization, planning, and conversion, and customer loyalty,
•
Managing Hotels and Other with an emphasis on profitability while growing UGC and proprietary data assets for AI-driven innovation, and
•
Continuing to scale TheFork as a leading online dining marketplace in Europe.

Scaling a Global Experiences Marketplace

The Company is prioritizing investment in its Experiences segment to:

•
Scale traveler demand acquisition beyond the North American source market, most notably in Europe;
•
Drive increased direct demand and traveler loyalty;
•
Continue to invest in product development to improve the user experience and conversion rates; and
•
Expand and deepen the global supply of bookable experiences to provide travelers with quality choices.

The Company’s highest strategic priority is to extend its position as a leader in the experiences category and deliver sustained revenue and profitability growth while enhancing long-term competitive differentiation. Today, we merchandise over 425,000 experiences from more than 70,000 operators globally through both the Viator and Tripadvisor branded platforms. The Company’s Experiences segment is powered by a common global supply platform, which enables scaled supplier inventory, supplier tools, and fulfillment capabilities across its consumer brands and points of sale.

Leveraging Complementary Brands Across the Experiences Funnel

Within Experiences, the Company operates two complementary consumer brands that serve travelers at different stages of their booking journey:

•
Viator is primarily focused on converting travelers in the mid and lower funnel, serving customers who are actively shopping for and ready to book tours, activities, and attractions. Viator operates as a pure-play, two-sided global online marketplace, optimizing its product and consumer experience for merchandising to drive conversion and transaction-driven growth.

•
Tripadvisor primarily serves travelers in the upper funnel, helping users discover, research, and plan their trips. Tripadvisor leverages its trusted brand, large global audience, and extensive user-generated content to inspire travel and surface relevant experiences earlier in the planning process.

Both Viator and Tripadvisor leverage a shared, centralized supply base of bookable experiences that is powered by Viator’s marketplace platform. This integrated model enables the Company to efficiently scale supply, optimize distribution, and drive bookings across multiple consumer entry points.

The Company believes Tripadvisor’s brand recognition, trust, and global reach represent a unique strategic asset in driving awareness, discovery, and long-term scale in the experiences category, supporting growth across the full traveler booking funnel.

Optimizing Hotels and Other for Engagement and Profitability

The Hotels and Other segment includes Tripadvisor, which serves as a travel guidance platform providing hotel metasearch and related advertising offerings.

The Company is focused on:

•
Enhancing traveler engagement through its platform that provides deep of content relevance in key categories for travelers in the discovery, planning, and in-destination phases of their journey;
•
Driving qualified traffic to monetizable partners across key categories, namely hotels;
•
Diversifying monetization across media and advertising; and
•
Aligning its cost structure with revenue and traffic dynamics.

The Company is prioritizing disciplined investment that optimizes for profitability in this segment while maintaining Tripadvisor’s role as a trusted global travel guidance platform in the travel planning journey.

Scaling TheFork as a Leading European Online Dining Marketplace

TheFork operates as a leading online restaurant reservation and dining management platform for more than 50,000 restaurants across 11 European countries. The Company is focused on:

•
Growing and scaling its diner community and restaurant partners in high-value geographies;
•
Increasing average revenue per restaurant unit (“ARPU”) through its purpose-built software that enables restaurants to manage reservation bookings and drive demand to their restaurants;
•
Improving unit economics that drive sustainable profitability.

Growing UGC and Proprietary Data Assets to Drive AI-Driven Innovation

We believe our globally recognized brands (namely Tripadvisor, Viator, TheFork) and trusted UGC represent core strategic assets and key differentiators. Tripadvisor hosts more than one billion reviews and opinions covering over nine million destinations, points of interest, experiences, accommodations, restaurants, airlines, and cruises, and attracts hundreds of millions of visitors annually across more than 40 countries and over 20 languages.

We believe this scale, breadth, and authenticity of UGC differentiates Tripadvisor from other travel platforms that are primarily transaction-focused or supplier-driven. Tripadvisor’s platform enables travelers to research, compare, and plan travel with the benefit of authentic traveler feedback serving trusted guidance. This positioning allows Tripadvisor to assist traveler decision-making across multiple downstream booking categories, including as a scaled demand channel for the Group’s Experiences segment. The Company believes that the breadth, scale, and diversity of its proprietary data assets uniquely position it to innovate in the application of artificial intelligence (“AI”) to travel discovery, planning, and booking.

The Company's data assets include user-generated content, clickstream and behavioral data reflecting traveler intent, transactional data from its experiences and dining marketplaces, and structured and unstructured data related to millions of points of interest, attractions, and destinations globally. The Company believes the combination of trusted UGC, behavioral intent data, and transactional marketplace data provides a differentiated foundation for AI-driven personalization, discovery, and trip planning. We believe these data assets, together with continued investment in AI and machine learning, position the brands within the Group to enhance relevance, engagement, and conversion across its branded platforms and to differentiate its offerings. Across all its segments, the Company is investing in AI and machine learning to:

•
Support traveler search discovery and rankings;
•
Enhance bookings conversion through improved personalization and engagement;
•
Improve content relevance, scale, and traveler impact;
•
Augment marketplace tooling and merchandising capabilities for suppliers; and
•
Drive automation and operational efficiencies.

The Company is also maintaining disciplined financial and operating practices to balance growth investments with margin expansion and long-term shareholder value creation.

In summary, our Group strategic priorities are:

•
Scaling our Experiences marketplaces by expanding global supply, driving direct demand and repeat usage, improving conversion and unit economics, and strengthening market leadership.
•
Leveraging complementary brands across the traveler funnel, with Viator focused on mid- and lower-funnel conversion and Tripadvisor focused on upper-funnel discovery and planning, both supported by a shared experiences supply platform.
•
Optimizing Hotels and Other for engagement and profitability through disciplined investment, monetization diversification, and cost alignment.
•
Expanding and strengthening TheFork through growth in seated diners, restaurant supply, and ARPU, while improving unit economics.
•
Investing in AI-enabled product innovation and operating discipline to improve personalization, discovery, efficiency, and long-term shareholder value.

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

Marketing

We believe we have established world-renowned, widely used, and recognized brands through the innovative and efficient implementation of marketing and promotional campaigns. We believe we have been particularly successful with the strategic use of a number of cost effective online and offline marketing channels to reach travelers and diners, including our own platform channels (i.e., websites and apps), online search engines (primarily Google), social media, email, and increasingly through LLM platforms, media via public relations, partnerships, and content distribution. Our omni-channel marketing programs are intended to showcase the value of our industry-leading travel brands; increase user traffic; efficiently drive transactions and engagement; optimize ongoing traveler acquisition costs; and strategically position our brands in relation to one another as we continue to differentiate our offering versus those of our competitors. Our sustained scale and profitability depend on our ability to effectively maintain our costs steady and increase the overall number of users engaged on our platforms and their subsequent transactions. We continue to focus on attracting and engaging new and repeat users and encourage users to directly visit our websites and apps, while leveraging our ability to manage our marketing investments across our portfolio of brands to optimize results for the Company. Our flexibility enables us to make decisions on a brand-by-brand, market-by-market, travel segment and customer basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.

Competition

We operate in very competitive market environments that constantly evolve and change. Some of our current and potential competitors, listed below, have significantly more customers, data, and financial and other resources than we do, and may be able to leverage those strengths to compete more aggressively with us. Information regarding risks associated with increased competition may be found in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors."

Across our three segments, we primarily compete, and in some cases partner, with the following businesses:

•
General OTAs, such as Expedia, Booking, Airbnb, Traveloka, Despegar, Trip.com, and their respective subsidiaries and operating companies;
•
Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
•
Hotel metasearch providers, such as trivago, Kayak and Skyscanner;
•
Online search, social media, travel influencers, and marketplace platforms for advertising spend, such as Google, Facebook, X, Pinterest, and Snap;
•
Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
•
Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
•
Artificial intelligence (“AI”) driven travel curators, such as Travel Plan AI, Aitinerary, Wonderplan, Roam Around and similar websites;
•
Traditional offline travel agencies; and
•
Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

Commercial Relationships

We have commercial relationships with several of the world’s leading OTAs, as well as thousands of other travel partners, pursuant to which these companies primarily purchase traveler leads from us, generally on a click-based advertising basis. Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, we seek to ensure the mutual success of these relationships.

For the years ended December 31, 2025 and 2024, Booking (and its subsidiaries) accounted for 10% or more of our consolidated revenue, and together with Expedia (and its subsidiaries), our two most significant travel partners, accounted for approximately 21% and 22%, respectively, of our consolidated revenue. For the year ended December 31, 2023, Expedia and Booking each accounted for 10% or more of our consolidated revenue, and together accounted for approximately 25%. Nearly all of this concentration of revenue is included in our Hotels and Other segment during these reporting periods.

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

Our systems infrastructure for our branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at a co-location facility and managed by our operations team, while the rest is hosted by Amazon Web Services. Our infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. The co-location facility is protected with both network-level and application-level defenses, using well known commercial solutions specifically tailored for such purposes. We make use of Amazon Web Services availability zones to provide redundancy for the cloud portions of our infrastructure. Substantially all of our software components, data, and content are replicated in multiple data centers and development centers, as well as backed up at offsite locations. Our systems are monitored and protected through multiple layers of security. Several of our individual subsidiaries and businesses have their own technology teams to support business growth while leveraging common assets, tools and processes for scale across the group.

Intellectual Property

Our intellectual property is an important component of our business. We rely on our intellectual property rights covering a number of assets, including our content, proprietary technology, software code, ratings indexes, and databases of reviews, forum content and other types of user-generated content. We have acquired some of our intellectual property rights through licenses and content agreements with third parties and these arrangements may place restrictions on the use of our intellectual property. Our brands, trademarks and internet domain names are among our most important intellectual property assets.

We protect our intellectual property by relying on our terms of use, confidentiality agreements and contractual provisions, as well as on international, national, federal, state and common law rights. In addition, we use open-source software in certain of our products and services, and although we monitor our use of such software, the terms of some open-source licenses could, under certain circumstances, require us to disclose our source code, make certain of our software available on unfavorable terms, or otherwise limit how we commercialize our technologies. We protect our brands by pursuing trademark registration of our core brands, as appropriate, maintaining our trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as deemed appropriate. Additionally, we protect our trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

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

Regulation

We are subject to increasingly complex and changing laws, directives, industry standards, rules and regulations as well as contractual obligations, governing tourism, libel and defamation, content, digital services, online marketplaces and payment services, consumer protection (including rules specific to online platforms and intermediaries), data (including AI), privacy and security, intellectual property and labor and employment, among others, in the jurisdictions in which we operate. In addition, we are subject to increasingly complex and changing laws, directives, industry standards, rules and regulations as well as contractual obligations, related to data privacy and security in the U.S. and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of personal information. As we continue to expand the reach of our brands into additional international markets, and develop and deploy AI solutions across our operations and platforms, we are increasingly subject to additional and evolving laws and regulations.

For example, the U.S. (as well as individual states), the E.U. (as well as member states), the U.K. and other countries have adopted legislation that regulates certain aspects of the internet and digital services, including online editorial and user-generated content, AI, data privacy, behavioral targeting and online advertising. In addition, the E.U. and U.K. adopted the General Data Protection Regulation (“GDPR”), which imposes strict compliance obligations with respect to our ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information, including a principal of accountability, the obligation to demonstrate compliance through policies, procedures, training and audits.

Many of these laws and regulations are evolving and are subject to change. Many are being tested in courts, and could be interpreted by regulators and courts in ways that could harm our business. In addition, it is difficult to accurately predict how such legislation will be interpreted and applied or whether new laws or regulations will be imposed on our services, and whether or how we might be affected. This regulatory environment adds complexity, variation in requirements, conflicts between regimes and regulation, restrictions and potential legal risks; requires additional investment of resources in compliance programs; impacts data practices and the availability of previously useful data; and could result in increased compliance costs and/or changes in business practices and policies.

There are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce and/or information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, artificial intelligence and algorithmic decision-making, the use of AI in automated content generation and consumer-facing applications, and liability for third-party activities. Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, and anti-money laundering laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities.

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

Corporate History, Equity Ownership and Voting Control

Tripadvisor was founded in February 2000. In April 2004, Tripadvisor was acquired by IAC/InterActiveCorp, or IAC. In August 2005, IAC spun-off its portfolio of travel brands, including Tripadvisor, into Expedia, at the time a separate newly-formed Delaware corporation. On December 20, 2011, Expedia completed a spin-off of Tripadvisor into a separate publicly-traded Delaware corporation. Following this spin-off, on December 21, 2011, Tripadvisor began trading on The Nasdaq Global Select Market, or Nasdaq, as an independent public company under the trading symbol “TRIP.”

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of approximately 4.8 million shares of common stock of Tripadvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates. As a result, Liberty beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock. On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was acquired by Liberty TripAdvisor Holdings, Inc., or LTRIP. As a result of these transactions, and as of December 31, 2024, LTRIP beneficially owned approximately 11% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock, which represented approximately 56% of our voting power.

On December 18, 2024, Tripadvisor entered into an Agreement and Plan of Merger with Liberty TripAdvisor Holdings, Inc. (“LTRIP”) and a wholly owned merger subsidiary, pursuant to which Tripadvisor agreed to acquire LTRIP (the “Merger”). The Merger closed on April 29, 2025, and LTRIP became an indirect, wholly owned subsidiary of Tripadvisor. In connection with the transaction, each share of LTRIP Series A and Series B common stock was converted into the right to receive cash consideration of $0.2567 per share, totaling approximately $20 million in the aggregate, and all outstanding shares of LTRIP's 8% Series A cumulative redeemable preferred stock were converted into the right to receive approximately $42.5 million in cash and 3,037,959 shares of Tripadvisor common stock. The Company provided a loan in an amount of $327 million to LTRIP, which used the proceeds to settle Liberty TripAdvisor’s 0.50 percent exchangeable senior debentures in March 2025.

Immediately prior to the Merger, LTRIP beneficially owned an aggregate of 26.8 million Tripadvisor shares, consisting of 14.0 million shares of common stock and 12.8 million shares of Class B common stock. Upon consummation of the Merger, we retired and cancelled the shares of Tripadvisor common stock and Class B common stock previously held by LTRIP and issued new shares of Tripadvisor common stock to the LTRIP preferred stockholder, resulting in a net reduction in our shares outstanding of approximately 23.8 million shares and a simplified capital structure with a single class of common stock and no controlling stockholder. As a result of the Merger, we are no longer a “controlled company” under the Nasdaq Stock Market Listing Rules (the “Nasdaq Rules”) and are no longer subject to the governance agreement previously in place among Tripadvisor, Liberty Interactive Corporation and Barry Diller.

Separately, effective April 29, 2025, we effected a redomestication by conversion from a Delaware corporation to a Nevada corporation, as previously approved by our stockholders in June 2023, by filing a certificate of conversion with the Delaware Secretary of State and articles of conversion and articles of incorporation with the Nevada Secretary of State. The conversion did not affect the continuity of the Company or its consolidated financial statement.

Human Capital Management

Employees

As of December 31, 2025, the Company had approximately 2,590 employees, with approximately 68%, 28%, and 4% of employees based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. Our employees and independent contractors are subject to our Code of Business Conduct and Ethics, which sets forth a commitment to operate in accordance with the highest ethical, professional, and legal standards. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations. Our Board of Directors, Compensation Committee, and Section 16 Committee have oversight of our human capital management.

On November 5, 2025, the Company initiated a series of cost savings actions following a decision to realign its operating model across its Experiences segment and Hotels and Other segment (formerly Viator and Brand Tripadvisor segments) to support the Company’s positioning as an experiences-led and AI-enabled company. These cost savings actions primarily include a global workforce reduction, as well as other targeted operating expense reductions. For additional information regarding our recent restructuring and related reorganization actions, please see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

Our talent philosophy is to both develop talent from within and to strategically recruit key external talent. We believe that this approach has yielded a deep understanding, among our employee base, of our business, our products, and our customers, while adding new employees and ideas in support of our continuous improvement mindset. Our overall talent acquisition and retention strategy is designed to attract and retain qualified candidates to enable the success of the Company and achievement of our performance goals. We attempt to recruit the most qualified candidates for each position without regard to gender, ethnicity or other protected traits and are committed to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.

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

•
Success of strategic initiatives, including distinct positioning of our unique and trusted brands;
•
Any change by our search and metasearch partners in how they present travel search results or conduct their auctions for search placement in a manner that is competitively disadvantageous to us;
•
Liability risks in our experiences marketplace for safety incidents, quality failures, and judgment-proof suppliers;
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
•
Financial risks including increased debt levels and stock price volatility;
•
Fluctuations in foreign currency exchange rates and other risks associated with doing business in multiple currencies and jurisdictions; and
•
Risks related to the loss of our “controlled company” status following the Merger with LTRIP.

Risks Related to Our Business and Industry

If our strategic initiatives are unsuccessful and/or do not achieve their expected benefits, there could be negative impacts to our business, financial condition and results of operations. As described in “Our Business Strategy,” and elsewhere in this Report, we have a number of strategic priorities and initiatives planned including, but not limited to, extending our leadership position in our two-sided marketplace for experiences, while at the same time managing our core Hotels and Other segment for profitability. We also regularly evaluate strategic options to create shareholder value, including the current exploration of strategic alternatives for TheFork as part of our broader portfolio review. There are no assurances that we will be successful in executing some or any of our strategic initiatives or realize the benefits of these efforts, on our anticipated timeline or at all. Our efforts may prove more difficult than we currently anticipate. There can be no assurances that any restructuring activities that we have undertaken or will undertake in the future will be completed or, in the event that they are completed, will achieve the operating efficiencies or other benefits that we may initially expect.

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

We rely on internet search engines, metasearch engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If we are unable to drive traffic cost-effectively, traffic to our platform could decline and our business would be negatively affected. The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our platform are displayed on search engine results pages, or SERPs, and search aggregators, or metasearch engines. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control. Search engines (including metasearch engines) frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our platform can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a partner and significant source of traffic to our platform, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our company and our platform on the SERP. We believe that our Hotels and Other segment will continue to be impacted by these challenges and others, including AI overviews displacing top-ranked links, which can reduce click-through rates, and a broader shift towards non-traditional search platforms. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of search engine optimization (“SEO”) or search engine marketing (“SEM”) in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our platform, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google or other marketplace operators may make changes that make access to our products more difficult or may limit our access to information that would restrict our ability to provide the best user experience. For example, Google’s online travel offerings have continued to grow rapidly by linking travel search services to its dominant search functionality through flight, hotel and alternative accommodation meta-search products. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, the app stores continue to issue privacy enhancing policies including requirements on developers to provide enhanced descriptions regarding their data handling practices and enhanced permission requirements for in-app tracking. These policies may negatively impact the effectiveness of our data tracking capabilities. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our platform and our user growth could be harmed.

As we expand our experiences marketplace, we face increasing potential legal and financial liability for alleged safety incidents and service failures by third-party tour and activity operators, which could result in substantial costs, reputational harm, and regulatory penalties. Our experiences-led strategy relies on connecting travelers with thousands of third-party tour operators, activity providers, and experience hosts globally. Unlike our hotel metasearch business where we simply refer users to booking sites, our experiences marketplace brings us closer to transactions through payment processing, creating enhanced exposure, despite contracts for the supply of experiences being concluded directly between travelers and suppliers. Many of the third-party operators trading via our platform are small enterprises and may have limited resources and/or insurance coverage that ultimately proves to be inadequate.

As platform liability laws evolve, our insurance costs may increase or we may face uninsured exposure, reducing Experiences segment profitability or exiting certain markets or high-risk activity categories. Even where we successfully defend legal claims, safety incidents could harm our brand reputation or user trust, potentially driving travelers to competitors. If we cannot effectively manage platform liability risks through insurance, supplier vetting, or successfully defending claims, our experiences business growth may be constrained and our financial results materially adversely affected.

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

Click-based advertising revenue accounts for the majority of our advertising revenue. Our pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on cost-per-click, or CPC, profit than on traffic volume, or are able to reduce CPC rates, this could have an adverse impact on our advertising revenue which would, in turn, have an adverse effect on our business, financial condition and results of operations.

We rely on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm our business. For the years ended December 31, 2025 and 2024, Booking (and its subsidiaries) accounted for 10% or more of our consolidated revenue, and together with Expedia (and its subsidiaries), our two most significant travel partners, accounted for approximately 21% and 22%, respectively, of our consolidated revenue, with nearly all of this revenue recorded within our Hotels and Other segment. If any of our significant travel partners were to cease or significantly curtail advertising on our platform, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business. Similarly, if we are unable to identify or expand our relationships with new or existing travel partners, it could harm our ability to attract and engage visitors on our platform.

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

Weak economic conditions, including those that cause declines or disruptions in the travel industry or reduce consumer discretionary spending have, in the past, had a material adverse impact on the Company’s business and financial performance and could have, in the future, a material adverse impact on our businesses, financial performance and the market price of our common stock. Our business and financial performance are affected by the health of the worldwide travel industry, including macroeconomic conditions and events beyond our control. Events beyond our control, such as macroeconomic factors (including tightening of credit markets, elevated levels of inflation, changes in trade policy including the imposition of new or increased tariffs, and declines in consumer confidence), health concerns (including epidemics or pandemics), unusual or extreme weather or natural disasters, travel-related health and safety concerns, restrictions related to travel, trade or immigration policies, regional hostilities or instability (including wars and acts of terror), sources of political uncertainty, foreign policy changes, imposition of taxes or surcharges by regulatory authorities, significant increases in energy costs, labor unrest or travel-related accidents, can disrupt travel globally or otherwise result in declines in travel demand. For example, conflicts between Ukraine and Russia and Israel and Hamas have impacted travel to those regions and the surrounding regions.

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

We operate in a competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance. We compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel and leisure space as well as broader service providers. We face competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservations and related services. Additionally, there are well-capitalized competitors in the experiences marketplace who have established superior mobile infrastructure, localized supplier relationships, and real-time operational technology in high-growth regions, particularly in Europe and Asia Pacific. These specialized experiences competitors have developed “last-mile” digital tools, such as real-time QR code redemption, instant traveler-operator messaging, and automated timeslot management, that facilitate bookings close to the trip or in-destination. Current and new competitors can launch new services at a relatively low cost. More specifically:

•
General OTAs, such as Expedia, Booking, Airbnb, Traveloka, Despegar, Trip.com, and their respective subsidiaries and operating companies;
•
Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
•
Hotel metasearch providers, such as trivago, Kayak and Skyscanner;
•
Online search, social media, travel influencers, and marketplace platforms for advertising spend, such as Google, Facebook, X, Pinterest, and Snap;
•
Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
•
Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;

•
AI driven travel curators, such as Travel Plan AI, Aitinerary, Wonderplan, Roam Around and similar websites;
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

In addition, Google and other large, established companies with substantial resources and expertise have launched travel or travel-related search, metasearch and/or reservation booking services and may create additional inroads into online travel. Many of our competitors continue to expand their voice and AI capabilities, which may provide them with a competitive advantage in travel. If specialized competitors leverage superior AI-driven personalization, semantic search, or more effective localized loyalty programs to capture tech-savvy Gen Z and Millennial travelers, our market share and revenue in the Experiences segment may be adversely affected.

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

The markets in which we operate are characterized by rapidly changing technology, evolving industry standards, frequent new service announcements and enhancements, and changing consumer demands and preferences. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization; chatbot; new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as Alipay, Paytm and WeChat Pay; AI; virtual and augmented reality; and cloud technologies. For example, we incorporate AI in certain of our operations. In July 2023, we launched an AI-powered travel itinerary generator which creates personalized travel itineraries using OpenAI’s generative AI technology. AI-generated content and recommendations may contain errors, biases, “hallucinations” (fabrication of facts), or inappropriate content that could damage our brand reputation and user trust. The use of AI presents risks and challenges because in some instances we may make use of third-party foundational models that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe IP rights. Additionally, the output produced by these models may be inaccurate, misleading, discriminatory, offensive, illegal or otherwise harmful. Such risks are heightened if we or third-party developers or vendors lack sufficient responsible AI development or governance practices. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. In addition, there is no guarantee that our itinerary generator or other AI-focused initiatives will be competitive or attract more consumers to our platform.

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

Our future success depends on the performance of our key employees and our ability to attract, retain and engage senior management and a highly skilled workforce. We heavily rely on the continued service and performance of our management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute on mission, vision and strategic initiatives. Over the last few years, we have made several changes to our senior leadership group. If we are unable to retain members of our senior management team, including our executive leadership, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team fails to work together effectively and to execute our plans and strategies on a timely basis, then our business and future growth prospects could be harmed.

In addition, workforce reductions can result in the loss of institutional knowledge, dampen employee morale, and make it more difficult for us to attract and retain the highly skilled employees required to execute our strategy. The success of our operations and the quality of our services are also highly dependent on our ability to attract, retain and engage skilled personnel. For employees, we compete with companies that have far greater financial resources than we do as well as companies that promise short-term growth opportunities and/or other benefits. If we do not succeed in attracting a well-qualified workforce or retaining or motivating existing talent, our business would be adversely affected.

We may not realize the expected benefits of our November 2025 restructuring plan, and the restructuring may disrupt our business. In November 2025, we announced a restructuring plan designed to support the Company’s strategic priorities and initiatives. The plan includes a significant global workforce reduction and other targeted expense reductions. Many departing employees possess deep institutional knowledge of our complex technology systems, supplier relationships, and marketplace dynamics. The reduction in workforce could negatively impact our ability to respond to customer needs, maintain our internal controls, or execute on strategic initiatives. The public nature of the workforce reduction may impair our ability to recruit top talent, particularly in competitive markets for engineers and product managers. Competitors may target our remaining employees, leading to additional voluntary attrition beyond the planned reduction.

We may encounter unforeseen costs or operational disruptions. If the restructuring results in significant disruption to our operations or unforeseen costs, our business and financial results could be materially adversely affected. Finally, there can be no assurance that any restructuring activities that we have undertaken or will undertake in the future will be completed or, in the event that they are completed, will achieve the operating efficiencies or other benefits that we may initially expect.

The composition of our work force, in terms of geographic location, in person or remote and full-time employees or contingent workers, creates challenges and risks and failure to properly manage those risks could have a negative impact on our business. In response to the COVID-19 pandemic, much of our work force began working remotely and continue to work remotely today. In addition, our work force has increasingly shifted outside the U.S. and to contingent workers versus full-time employees. Managing a remote and independent work force can give rise to cybersecurity, legal and regulatory issues and training and compliance issues, as well as create operational or other challenges, any of which could harm our business. For example, our workers are classified as either employees or non-employees (including as contingent workers or agency workers). Our employees in the U.S. are classified as either exempt from overtime or non-exempt (and therefore overtime eligible) and if we are found to have misclassified employees including as contingent workers, agency workers or contingent workers, agency workers or non-exempt employees as exempt, we could face penalties and have additional exposure under U.S. federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as similar international laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings.

Our growth and the execution of our strategic priorities may depend on mergers, acquisitions, dispositions, investments, and significant commercial arrangements, which could present new challenges and risks and disrupt our ongoing business. We have acquired, invested in and/or entered into significant commercial arrangements with a number of businesses in the past. As we pursue our strategic and financial priorities, including the realignment of our operating model to become an experiences-first company and explore strategic alternatives for shareholder value creation, our future growth may depend, in part, on future mergers, acquisitions, dispositions, investments, or commercial arrangements. Such endeavors have in the past and may in the future involve significant risks and uncertainties, including, but not limited to, the following:

•
Costs incurred to identify, pursue and fund these endeavors that may or may not be successful and may limit other potential uses of cash;
•
Diversion of management’s attention or other resources from our existing business;
•
Difficulties encountered and/or expenses incurred in connection with the pursuit and execution of these transactions;
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

We have in the past invested, and may in the future invest, in privately-held companies. Such investments are inherently risky and our ability to liquidate any such investments is typically difficult. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the companies’ securities. We cannot assure you that these investments will be successful or that such endeavors will result in the realization of the synergies, cost savings, value creation and innovation that may be possible within a reasonable period of time, if at all. We could lose the full amount of our investments; any impairment of our investments could have a material adverse effect on our financial results.

Risks Related to Legal and Regulatory Matters

Our experiences marketplace business require payment institution licenses in the UK and EU, and failure to maintain compliance with PSD2 and payment regulations could force us to suspend operations in these critical markets. Our marketplace activities in the United Kingdom and European Union (“EU”), require us to obtain and maintain payment institution licenses under the Payment Services Directive Two (“PSD2”) and related national regulations. PSD2 governs entities performing defined 'payment services' in EU member states and, following Brexit, in the UK. To maintain our payment licenses, we must comply with extensive regulatory requirements including minimum capital requirements and financial resource calculations, safeguarding customer funds according to prescribed methodologies, governance structures and internal controls meeting regulatory standards, consumer disclosure and transparency obligations, transaction reporting and audit requirements, timing and settlement rules for payment processing, anti-money laundering (“AML”) and counter-terrorist financing (“CTF”) controls, cybersecurity and operational resilience standards, and cooperation with regulatory examinations and requests.

We have obtained payment institution licenses in both the UK and EU. However, maintaining compliance is complex, costly, and subject to evolving regulatory interpretation. If regulators determine that we have violated PSD2 requirements, we could face fines, restrictions on our business activities, suspension or revocation of our payment licenses, or even criminal liability for senior management. Loss of payment licenses would force us to immediately cease processing payments for experiences in the UK and EU, which would effectively shut down our marketplace operations in these markets. Payment regulations continue to evolve, with new requirements being imposed related to Strong Customer Authentication, open banking, digital wallets, and cryptocurrency. We may need to make costly system changes or operational adjustments to maintain compliance as regulations evolve. We may also be deemed to be engaged in money transmission or similar regulated activities in other jurisdictions beyond the UK and EU, including U.S. states. If we are found to be operating without required licenses in these jurisdictions, we could face significant fines, penalties, and operational restrictions. Any suspension of our payment processing capabilities or licensing status in these markets would have a severe material adverse effect on our business, financial condition, and results of operations.

We are subject to risks associated with processing payment transactions and failure to manage those risks may subject us to fines, penalties and/or additional costs and could have a negative impact on our business. We accept payments from consumers and our business partners using a variety of methods, including credit, debit and invoicing. We rely on third parties to provide certain payment methods and payment processing services and our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are subject to laws, regulations and compliance requirements relating to payments, international money transfers, privacy and information security and anti-money laundering, including obligations to implement enhanced authentication processes. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, we pay interchange and other fees and we are subject to receivable holdbacks, which may increase over time and raise our operating costs and lower profitability.

It is possible that we could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with money transmission, or other similar statutes or regulatory requirements, including an EU member state, related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. If we are ultimately deemed to be in violation of one or more money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in the U.S., the EU or other jurisdictions, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be suspended, and we may be subject to civil or criminal liability and our business, results of operations and financial position could be materially adversely affected.

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
•
Economic or political instability or laws involving economic or trade prohibitions, sanctions or travel restrictions; and
•
Threatened or actual acts of terrorism.

Our strategy includes continued expansion in existing markets and potentially new markets. In addition to the risks mentioned above, international markets have strong local competitors with established brands and service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated. In some markets, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or marketplace businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make our entry or expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in expanding in existing and potentially new markets and effectively managing that expansion, our business and financial results could be adversely affected.

We are regularly a party to or subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and, regardless of the outcome, result in legal costs, diversion of management resources, injunctions or damage awards, and other negative results. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines, penalties or outcomes that could adversely affect our business, financial results or financial position. These proceedings could also result in reputational harm, criminal sanctions or consent decrees, the release of confidential information or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices. Any of these consequences could adversely affect our business and financial results. Further, legal proceedings could affect our relationships with partners. While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise and the defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty.

A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial results. Our business and financial results could be adversely affected by unfavorable changes in, or interpretations of, existing laws, rules and regulations, or by new laws, rules and regulations applicable to us and our business, including those governing tourism, online content and digital services, online marketplaces and payment services, consumer protection (including rules specific to online platforms and intermediaries), data (including AI), privacy and security, intellectual property, and labor and employment. These laws and regulations continue to evolve, and there are, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and payments, cybersecurity and privacy, AI and algorithmic decision-making, and liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, behavioral targeting and online advertising and liability for third-party activities. The use of AI in our operations also subjects us to evolving regulations and potential liability related to algorithmic decision-making, automated content generation, and AI governance requirements. Furthermore, as we undergo a realignment to an experiences-led marketplace, we face increased regulatory scrutiny regarding the safety and quality of the third-party operators listed on our platforms. In many jurisdictions, regulators are considering or have adopted “platform liability” laws that could hold marketplaces liable for the safety incidents or deficiencies of third-party service providers. Any such legislation could significantly increase our insurance costs and legal exposure. Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Control (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions, trade regulations, and anti-money laundering laws across industries. Operating in this dynamic regulatory environment requires significant management attention and financial resources. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect our business and financial results.

The promulgation of new laws, rules and regulations, or new interpretations of existing laws, rules and regulations, could require us to change certain aspects of our business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the Company to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering our services. Unfavorable changes could limit our marketing methods and capabilities, decrease demand for our products and services, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against us, our officers or our employees and/or restrictions on the conduct of our business. Regardless of election results in any particular state or country, it is unknown to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have, positively or negatively, on our business.

We face risks related to our intellectual property. We rely on content, brands and technology, much of which is proprietary. We protect our content, brands and technology by, among other things, a combination of maintenance and enforcement of registered and unregistered intellectual property rights (e.g. trademarks, copyrights, domain names, and trade secrets), technological solutions and contractual protections. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our intellectual property, without authorization or to independently develop similar content, brands or technology. Any misappropriation or violation of our rights could have a material adverse effect on our business.

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

We currently license some of the intellectual property displayed on our platform from third parties. As we continue to introduce new services that incorporate new intellectual property, we may be required or elect to license additional intellectual property. We cannot be sure that such licenses will be available on commercially reasonable terms, if at all. Our business and some of our products rely on or include software licensed from third parties, including open source licenses. In order to remain in compliance with the terms of our licenses, we monitor and manage our use of third-party software, including both proprietary and open source license terms to avoid subjecting our products and services to conditions we do not intend, such as the licensing or public disclosure of our intellectual property without compensation or on undesirable terms.

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

Greenhouse gas emissions and climate change may have long-term impacts on the travel industry that could affect our business. The long-term effects of climate change on the global economy and our industry are unclear, but potential impacts include increased frequency and severity of extreme weather events, damage or reduced reliability of transportation and tourism infrastructure, and reduced visibility of certain destinations due to severe heat or cold, flooding, rising sea levels, or ocean acidification. These developments could alter travel demand patterns, increase operating costs for us and our partners, and negatively affect our revenue and profitability. Shifts in consumer preferences and governmental policy developments may further disrupt travel behavior and adversely affect our business. Additionally, growing concerns about climate change have led, and are likely to continue to lead, to increased legal and regulatory measures aimed at reducing environmental impacts, such as regulations on greenhouse gas emissions, alternative energy policies, and various sustainability initiatives. If these laws or regulations become more stringent than those currently in place, we may face greater compliance obligations and higher associated costs. For instance, under the EU’s Corporate Sustainability Reporting Directive (“CSRD”), we will be required to provide specific disclosures in 2026 regarding our environmental impacts, risks, and opportunities for the year 2025, which may necessitate changes to our current methods for collecting environmental-related data. Moreover, as environmental, social, and governance-related regulations continue to expand and become more complex at the global level, we may need to adjust our business operations and supply chain management practices to remain compliant, which could have a material adverse effect on our business, financial condition, or operating results.

Increased focus on environmental, social, and governance ("ESG") matters and our inability to meet expectations with respect to ESG may have an adverse impact on our reputation, employee retention and business. Certain institutional, individual, and other investors, consumers, employees and other stakeholders consider ESG practices when making investment and business decisions and may choose not to invest in or partner with us if they believe our policies and actions relating to ESG are inadequate. At the same time, organizations implementing ESG programs may face pushback from ESG opponents, anti-ESG legislation or regulation, and negative public reactions, any of which could impact our standing and financial performance. As ESG frameworks and reporting standards continue to develop, evolve and diverge across jurisdictions, we may incur additional costs and devote significant management time to ESG monitoring, data collection, and reporting. Our efforts may not satisfy all stakeholders and could expose us to reputational harm, private litigation, or stockholder actions, and could negatively affect our ability to attract or retain employees, customers, and investors.

Risks Related to Information Security, Cybersecurity and Data Privacy

Our processing of personal information and other data subjects us to risks and laws and regulations and could give rise to cyberattacks and other risks, including damage to our reputation and value of our brands. Respecting user privacy and protecting personal information is essential to maintaining consumer, partner and service provider confidence in our services and brands. We are subject to a variety of laws in the U.S. and abroad regarding privacy and the processing and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. Comprehensive and varying state and international privacy laws would increase the complexity and cost of our compliance efforts and may heighten our exposure to enforcement actions and other liability for noncompliance.

All of these rapidly evolving compliance and operational requirements impose significant costs, which are likely to increase over time, such as costs related to organizational changes, implementing additional protection technologies, training the workforce and engaging consultants and legal advisors. In addition, such requirements may obligate us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our operations. Any failure or perceived failure by us to comply with our data, privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in fines, litigation or governmental enforcement actions that could harm our reputation and cause our consumers and partners to lose trust in us, any of which could have an adverse effect on our business, brands, market share and financial results.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt our operations or services provided to our consumers, and any such disruption could damage our reputation and adversely affect our business, financial results and share price. Our reputation and ability to attract, retain and service our consumers and partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third-party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures and those of our partners or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or personal, sensitive or confidential data about us, our consumers or our partners, could expose us, our consumers and partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and could result in government enforcement actions and litigation and potential liability for us. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that we do experience a data breach, remediation may be costly and we may not have adequate insurance to cover such costs.

We and our third party partners and vendors are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack our products or otherwise exploit any vulnerabilities in our systems or those of our third party partners and vendors, or attempt to fraudulently induce our workforce, consumers, third party partners and vendors or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. Our increased use of AI products may create new attack methods for adversaries. These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have in the past and may in the future need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems. There are no assurances that our programs and actions taken to protect against security breaches or to investigate and address problems related to cyber or other security problems will be sufficient to prevent or limit the impact of any cyber intrusion or similar security incident or attack. Failure to adequately protect against incidents, attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on our financial performance. Our business policies and internal security controls may not keep pace as new threats and regulations emerge in jurisdictions worldwide.

Much of our business is conducted with third-party partners and vendors. A security breach at such a third-party could be perceived by consumers as a security breach of our systems and could result in negative publicity or reputational damage, expose us to risk of loss or litigation and subject us to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in our user base and client base or engagement levels.

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and publicity. Security breaches or the perceived threat of a breach or perceived breach could result in interruptions in service, negative publicity, damage to reputation, cause our users, suppliers and/or partners to cease doing business with us or do business with us less frequently, expose us to risk of loss and possible liability due to lawsuits, enforcement actions, investigations, regulatory penalties and sanctions. As this focus and attention on privacy and data use increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in our data security, which would have a negative effect on the value of our brand.

We rely upon Amazon Web Services (“AWS”) to operate certain aspects of our business and any disruption, interruptions, delays in service or inability to increase capacity, including internationally, of the AWS operation could impair the use or functionality of our websites, harm our business and subject us to liability. AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. Our systems infrastructure for our branded websites is in a “hybrid-cloud” configuration, which is partially hosted by AWS. Any outage or failure of such data centers could negatively affect the branded websites connectivity and performance. Any damage to, or failure of, our systems infrastructure for the branded websites, or those of our third-party providers, could interrupt or hinder the use or functionality of our services. If the security of the AWS infrastructure is compromised or believed to have been compromised, our business, results of operations and financial condition could be adversely affected. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting the AWS infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting AWS systems. Because our agreement with AWS limits AWS’ liability for damages, we may not be able to recover a material portion of our liabilities to our customers and third parties from AWS. Customers and potential customers may refuse to do business with us because of the perceived or actual failure of our cloud offering as hosted by AWS and our operating results could be harmed. Because we cannot easily transition our AWS operations to another cloud provider, any disruption, interruptions, delays in service or inability to increase capacity, including internationally, of the AWS operation could adversely affect our business and results of operations.

Evolving regulations, guidance, policies and practices on the use of “pixels,” “cookies” and similar tracking technologies could negatively impact the way we do business. Pixels, cookies and other similar technologies are common tools used by websites and apps, including ours, to store or gather information, improve site security, improve and personalize the customer experience, market to consumers and increase conversion. Many states and countries have adopted data privacy laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Related, we are seeing App store providers issue policies governing developers’ use and disclosure of software development kits and similar tracking technologies. Recent industry trends have included litigation by individual and class action plaintiffs focused on the use of such tracking technologies pursuant to laws on cookie usage as well as wiretapping, surveillance and alleged invasions of privacy. Such regulations and litigation trends could limit our ability to serve certain customers in the manner we currently do, including with respect to certain online activities, including advertising, retargeting or personalized advertising, impair our ability to improve and optimize performance on our platform, negatively affect a consumer's experience using our platform, which, in turn, could negatively impact our business.

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

We have indebtedness which could adversely affect our business and financial condition. With respect to the 2026 Senior Notes and Term Loan B Facility (each defined later in this Annual Report), we are subject to risks relating to our existing or potential indebtedness that include:

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

Failure to comply with the various covenants contained in our Credit Agreement under the Credit Facility (each defined later in this Annual Report) could have a material adverse effect on our business. The various covenants contained in the Credit Agreement include those that limit our ability to, among other things:

•
Incur indebtedness;
•
Grant additional liens;
•
Make certain investments, acquisitions, dispositions, distributions and other payments;
•
Pay dividends on, redeem or repurchase our capital stock;
•
Effect share repurchases;
•
Effect investments;
•
Enter into secured financing arrangements;
•
Enter into sale and leaseback transactions; and
•
Enter into unrelated businesses.

These covenants may limit our ability to optimally operate our business. The Credit Facility contains customary events of default and modifies the cross-default provision so that the Term Loan B Facility includes a customary cross-acceleration event of default with respect to one another. If an event of default occurs and is continuing, then, among other things, the lenders under the Credit Facility and/or the Term Loan B Facility, as applicable, may declare any outstanding Credit Facility and/or Term Loan B Facility obligations, as applicable, to be immediately due and payable and exercise their rights and remedies against the collateral.

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

Over recent years, the Organization for Economic Cooperation and Development (“OECD”) through its “Inclusive Framework” has been working on a “two-pillar” global tax consensus project that, if implemented, would result in certain changes to the current global tax regulatory framework. The OECD’s “Pillar One” initiative proposes to reallocate certain profits from the largest and most profitable multinational businesses to countries where the customers of those businesses are located, and the “Pillar Two” initiative proposes a global minimum income tax rate on corporations of 15%. In response to these proposals, certain jurisdictions have enacted legislation to implement a global minimum income tax of 15%, which currently has no impact on our financial results, as well as legislation to impose new forms of gross receipts taxes, such as digital services taxes imposed on digital advertising and online marketplace platforms/services. If consensus is reached on Pillar One, unilateral digital services taxes should be repealed, however until such time we continue to be subject to these taxes. We are currently subject to unilateral digital services taxes, and during the years ended December 31, 2025, 2024 and 2023, we recorded $16 million, $18 million and $18 million, respectively, of digital service taxes to cost of sales on our consolidated statements of operations. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our consolidated financial statements.

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

We face risks associated with fluctuations in foreign currency exchange rates. We conduct business in certain international markets, largely in Europe, including the U.K., and also in countries such as Singapore and Australia. Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. As a result, we face exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. In the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, have in the past and could in the future adversely affect our revenue growth in future periods.

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

Risks Related to Ownership of our Common Stock

Following the completion of our merger with LTRIP, we are more vulnerable to shareholder activism, proxy contests, and pressure for strategic alternatives that could disrupt our business and divert management resources. With the closing of the Merger with LTRIP, we no longer have a controlling stockholder. Consummation of this transaction provided greater strategic flexibility, it also eliminated the voting control and strategic stability that our prior structure provided. We are now more vulnerable to activist shareholders who may seek to influence our strategic direction, board composition, capital allocation, or operations.

Responding to activist shareholders, including proxy contests, public campaigns, or other actions, could divert significant time and attention of our Board and management team from executing our business strategy, generate substantial legal, advisory, and public relations costs, create uncertainty among our employees, suppliers, and business partners, result in the departure of key executives or board members, force strategic decisions that prioritize short-term shareholder returns over long-term value creation, lead to unexpected changes in our business strategy, capital structure, or leadership, limit our ability to pursue acquisitions, investments, or other strategic initiatives, and result in significant stock price volatility. Furthermore, the perception that we are vulnerable to activist campaigns or a potential acquisition could make it more difficult to attract and retain key employees, negotiate favorable terms with suppliers and partners, or execute long-term strategic initiatives. Even if we successfully defend against activist proposals, the distraction and costs associated with these activities could materially adversely affect our business and financial performance.

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

Our redomestication from Delaware to Nevada may significantly reduce shareholders' ability to bring claims against our directors and officers for alleged breaches of fiduciary duty. Under Nevada corporate law, and pursuant to our new articles of incorporation and bylaws, directors and officers generally enjoy broader protections from personal liability and a narrower scope of fiduciary duties than under Delaware law, which can make it more difficult for stockholders to initiate or successfully maintain derivative or other fiduciary duty litigation. As a result, shareholders may have fewer avenues to seek monetary damages or other remedies for alleged misconduct.

In addition, our articles of incorporation provide that the Eighth Judicial District Court of the State of Nevada shall be the exclusive forum for certain actions brought by our shareholders, which may limit shareholders' ability to obtain a judicial forum they consider more favorable for disputes with us or our directors, officers, or employees. This exclusive forum provision may discourage lawsuits against us and our directors, officers, employees and agents, and stockholders who do pursue claims in the Nevada Eighth Judicial District Court could incur additional costs, particularly if they reside outside Nevada. The Nevada Eighth Judicial District Court, or the federal district courts in the case of Securities Act claims, may also reach different judgments or results than other courts, including courts in which stockholders might otherwise seek to bring actions, and such judgments or results may be more favorable to us than to our stockholders. If a court were to find our exclusive forum provision inapplicable or unenforceable, however, we could incur additional costs defending actions in multiple jurisdictions, which could adversely affect our business and financial condition.

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

Anti-takeover provisions in our organizational documents and Nevada law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management. Following the Merger, we have no controlling stockholder which may make us more vulnerable to shareholder activism. Our certificate of incorporation, bylaws and Nevada law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including a merger, tender offer or proxy contest involving our company. These provisions include:

•
Authorization of the issuance of Class B common stock that entitles holders to ten votes per share;
•
Authorization of the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our common stock;
•
Prohibition of our stockholders to fill board vacancies or call special stockholder meetings; and
•
Limitations on who may call special meetings of stockholders.

These provisions or any prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

We cannot guarantee that share repurchase programs will enhance long-term stockholder value. On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. As of December 31, 2025, we had $110 million remaining available to repurchase shares of our common stock under this share repurchase program. The share repurchase program does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, our share repurchase programs could diminish our cash reserves, which may impact our ability to finance future growth, and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our CCO, supported by our Information Security Team, has primary responsibility for managing our cybersecurity threat management program. We maintain rigorous standards for our information security leadership positions, including requiring extensive experience in building and leading cybersecurity teams and implementing enterprise-wide cybersecurity programs. Our CCO and Information Security Team continue to execute on our established cybersecurity strategy and risk management framework. The Compliance Committee members, with input from the Information Security Team, meets regularly with and provides updates on cybersecurity developments to members of the executive management team. Our Information Security Team meets at least annually with each of the Compliance Committee to discuss cybersecurity threats and the risk management programs. The Information Security Team provides information, as appropriate, about the sources and nature of risks the Company faces and how management assesses such risks.

The CCO and Compliance Committee members also report regularly to our Audit Committee and Board of Directors on, among other matters, our global risk landscape and risk management efforts, including those related to cybersecurity risks. Our CCO also provides a quarterly report to the Audit Committee on trends and observations concerning cyber threats and actions being taken to mitigate those risks. The Chair of the Audit Committee reports quarterly to the full Board of Directors and that report includes a summary of the CCO’s report.

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

Our Incident Response Plan (“IRP”) is designed to facilitate rapid incident response to any security incident affecting the Company’s business lines, locations, services, and divisions. The IRP defines the roles and responsibilities for the senior leadership team and cybersecurity experts to identify and respond to cybersecurity events and incidents while complying with legal obligations. An Incident Response Team (“IRT”) is designated by the IRP to assess each cybersecurity incident and event for impacts to the Company, customers, and third-party partners and oversee the response to and remediation of such incident.

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

Item 2. Properties

As of December 31, 2025, we do not own any real estate. We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts, which has an expiration date of December 2030 and an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 172,000 square feet of office space at nearly 25 locations across North America, Europe and Asia Pacific, in cities such as New York, London, Singapore, Barcelona and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates, with the latest expiring in December 2034. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol “TRIP.” On April 29, 2025, the Company repurchased and retired our previously issued and outstanding Class B common stock. Refer to “Note 1: Organization and Business Description” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2020 to December 31, 2025, of an investment of $100 in cash on December 31, 2020 for Tripadvisor, Inc. common stock and an investment of $100 in cash on December 31, 2020 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) The Nasdaq Composite Index; and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies, and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, The Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference into any filing of Tripadvisor, Inc. under the Securities Act or any filing under the Exchange Act.

Holders of Record

As of February 6, 2026, there were 114,755,221 outstanding shares of our common stock held by 1,387 stockholders of record.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2025, 2024, or 2023. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends is limited by the terms of the Credit Agreement. Refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding our debt agreements. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity, or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2025 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2025, the Company did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. Our Board of Directors authorized and directed management to effect the share repurchase program in compliance with applicable legal requirements. Management will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. As of December 31, 2025, we had $110 million remaining available to repurchase shares of our common stock under this authorized share repurchase program.

A summary of information regarding our common stock repurchases during the fourth quarter of 2025 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate U.S. dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$160,000,000
November 1 to November 30	3,297,182	$15.14	3,297,182	$110,000,000
December 1 to December 31	—	$—	—	$110,000,000
Total	3,297,182		3,297,182
(1)
Exclusive of fees and commissions.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

The Tripadvisor group (the “Group”) is a portfolio of global online platforms purpose-built to connect travelers with experiences, accommodations, restaurants and other relevant travel destination points of interest (“POIs”). Our mission is to be the world’s most trusted source for travel and experiences.

We offer travelers the ability to search, discover, book, and review experiences, hotels, and restaurants seamlessly through our two-sided marketplaces across three primary consumer-facing brands: Viator, Tripadvisor, and TheFork. Tripadvisor also plays a unique role in broader travel planning and guidance, offering authentic traveler-submitted reviews and content, travel planning tools and related technology to instill confidence for travelers in every part of their travel journey.

The Company measures its financial performance within the following reportable segments: Experiences, Hotels and Other, and TheFork. The Company’s strategy is focused on growing and scaling its Experiences and TheFork marketplaces, which we believe represents an attractive long-term value creation opportunity, while optimizing its legacy offerings within the Hotels and Other segment for profitability.

The Experiences segment includes both Viator and Tripadvisor points-of-sale. Viator is a pure-play experiences online travel agency (“OTA”), offering an online global marketplace focused on merchandising bookable experiences to travelers that typically have relatively higher purchase intent either pre-destination or in-destination. Tripadvisor is an online global travel guidance platform that also merchandises experiences to its audience, which more commonly serves travelers in the discovery and planning phases. The Hotels and Other segment primarily consists of the Tripadvisor hotel and restaurant guidance platform, which includes hotel metasearch, and related advertising offerings primarily for hotels and restaurants. TheFork segment operates an online dining marketplace by enabling diners to discover and book reservations with restaurants in Europe.

The Group’s globally recognized brands and extensive user-generated content (“UGC”) support traveler search, discovery, and planning, which in-turn generates high-intent demand for its experiences and dining marketplace offerings as well for commercial partners in the hotels category and advertising opportunities for endemic and non-endemic advertisers. In turn, clickstream and behavioral data reflecting traveler intent, transactional data from its experiences and dining marketplaces, UGC, and structured and unstructured data related to millions of POIs attractions, and destinations enhance the customer experience through product enhancements and personalization, reinforcing the discovery and engagement loop over time. In addition, the breadth, depth, and scale of first party data is uniquely valuable in the Company’s pursuit to innovate in the application of artificial intelligence (“AI”) for travel and experiences discovery, planning, and booking.

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. We describe below current trends affecting our overall business and segments, including opportunities, but also uncertainties that may impact our ability to execute on our objectives and strategies.

Our Experiences and TheFork businesses are two-sided online marketplaces, which have exhibited consistent revenue growth and improving profitability. The Company’s consolidated revenue and adjusted EBITDA continue to shift more towards its marketplace businesses, as shown in our segment financial information. Importantly, as of the year ended December 31, 2025, the Experiences and TheFork segments represented approximately 60% of the Company’s consolidated revenue and 35% of our consolidated adjusted EBITDA. As the Company continues to execute on its growth strategies and invest in these marketplace businesses, we expect these trends to continue to grow in the future. We expect this will result in less exposure to our media-based and click-based advertising offerings.

In particular, our highest strategic priority is to extend our position as a leader in the experiences category. The global experiences market is large, growing, highly fragmented, and under penetrated, with the vast majority of bookings still occurring through traditional offline sources. We expect to benefit from ongoing market tailwinds as consumers increasingly book experiences online and consumer behavior continues to allocate more discretionary spending to travel and experiences and away from physical goods. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. These trends present attractive growth opportunities for our business, as well as to many competitors. Given the competitive positioning of our businesses relative to the attractive growth prospects in the experiences and restaurant categories, we expect to continue to invest in these categories across Tripadvisor Group to continue growing revenue, operating scale, and market share for the long-term.

We generate a significant amount of direct traffic from search engines, including Google, through search engine optimization (“SEO”) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted by search engines changing their search result placement and underlying algorithms to increase the prominence of their own products in search results across our business. We believe that our Hotels and Other segment will continue to be impacted by these challenges and others, including AI overviews displacing top-ranked links, reduced click-through rates and a shift towards platform based non-traditional search.

Heightened geopolitical tensions and conflicts, including the evolving events in the Middle East and between Ukraine and Russia; acts of terrorism; political instability and public-health related events are examples of events that could have a negative impact on the travel industry and, as a result, our financial results. In addition, changes in legislative or regulatory policies, including changes in U.S. and international tax laws; announced or implemented changes in tariffs; fluctuations in interest rates, tax rates and foreign exchange rates and changes in global economic conditions can have material impacts on consumer spending and travel.

For information regarding our business model, industry and market opportunities, and business strategy, refer to the discussions set forth in Part I, Item 1. of this Form 10-K under the captions “Our Business Model,” “Our Industry and Market Opportunity,” and “Our Business Strategy.”

Recent Developments

Restructuring and Related Reorganization Action & Reportable Segments Changes

On November 5, 2025, the Company initiated a series of cost savings actions following a decision to realign its operating model across its Experiences segment and Hotels and Other segment (formerly Viator and Brand Tripadvisor segments, respectively) to support the Company’s positioning as an experiences-led and AI-enabled company. These cost savings actions primarily include a global workforce reduction, as well as other targeted operating expense reductions. As a result, the Company expects at least $85 million in annualized gross cost savings, the majority of which are expected to be realized in 2026 and fully realized by 2027. Related to these actions, the Company incurred pre-tax restructuring and other related reorganization costs of approximately $33 million during the fourth quarter of 2025, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment, and to a lesser extent, our Experiences segment. The Company expects to incur additional pre-tax restructuring and other related reorganization costs of approximately $4 million primarily during the first quarter of 2026, also consisting of employee severance and related benefits related to these actions. We expect these cost reduction measures related to these actions to be fully expensed by the Company during the first quarter of 2026. Refer to “Note 7: Accrued Expenses and Other Current Liabilities” and “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding restructuring and other related reorganization costs incurred for each reportable segment.

As a result of the Company’s priorities, including but not limited to, extending its position as a global leader in the experiences category, it has combined its Viator and Brand Tripadvisor experiences operations, within the new Experiences segment to support this initiative. Following the Company’s decision to combine its Viator and Brand Tripadvisor experiences operations during the fourth quarter of 2025, our reportable segments have been reorganized as follows: (1) Experiences, (2) Hotels and Other; and (3) TheFork. As we focus our efforts on the Company’s positioning as an experiences-led company, we continue to evaluate strategic alternatives related to TheFork as part of our broader portfolio review. This re-segmentation had no impact on TheFork segment. Refer to “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Tripadvisor and Liberty TripAdvisor Merger

As previously disclosed in our 2024 Annual Report on Form 10-K, on December 18, 2024, the Company and LTRIP entered into the Merger Agreement, whereby Tripadvisor would acquire LTRIP. On April 29, 2025, the Merger closed (the “Merger Date”). The aggregate transaction price of the Merger was $437 million, consisting of: (i) $431 million in cash and common stock consideration paid in connection with the repurchase, plus (ii) approximately $19 million in direct expenses and fees associated with the repurchase; partially offset by (iii) $13 million in LTRIP net operating loss carryforwards (“NOLs”), tax effected, retained by the Company. As a result of the Merger, the Company is no longer a controlled company under the Nasdaq Stock Market Listing Rules.

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

Retirement of Treasury Shares

On April 29, 2025, the Company’s Board of Directors approved the retirement of all common stock and Class B common stock held as treasury stock by the Company, thereby canceling approximately 53.1 million shares of our common stock, with a carrying value of approximately $1.3 billion. The retirement of these shares resulted in a reduction in both the carrying value of treasury stock and additional paid-in capital of approximately $1.3 billion on our consolidated balance sheet. There was no net effect to the Company’s total stockholders’ equity balance on its consolidated balance sheet due to the retirement of these shares. Refer to “Note 14: Stockholders’ Equity” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Term Loan B Facility

On March 20, 2025, under the Amended Credit Agreement (defined below), the Company increased its existing Term Loan B Facility in the amount of $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's outstanding 2026 Senior Notes, which matures on April 1, 2026, and for general corporate purposes. Refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Restructuring and Related Reorganization Action

During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result, the Company incurred pre-tax restructuring and other related reorganization costs totaling $21 million, during the fourth quarter of 2024, which consisted of a one-time contract termination fee to a third-party professional services firm and employee severance and related benefits. In addition, as a result of these actions taken, the Company incurred additional pre-tax restructuring and other related reorganization costs of approximately $10 million during the three months ended March 31, 2025, which consisted of employee severance and related benefits, primarily in our former Brand Tripadvisor segment. Refer to “Note 7: Accrued Expenses and Other Current Liabilities” and “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Critical Accounting Estimates

We prepare our consolidated financial statements and accompanying notes in accordance with generally accepted accounting rules in the United States (“GAAP”). Preparation of the consolidated financial statements and accompanying notes requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. Management bases its estimates on historical experience, when applicable and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

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

A discussion of information about the nature and rationale for our critical accounting estimates is below:

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted income tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2025, we had a valuation allowance of approximately $122 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Consolidated Results of Operations

In the fourth quarter of 2025, the Company announced the realignment of its operating model to support its long-term goals and strategic priorities. As a result, in consultation with our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), we evaluated our operations and updated our reportable segment information which the CODM regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Experiences; (2) Hotels and Other; and (3) TheFork. This re-segmentation had no impact to TheFork segment. For further information, including the change in segments and principal revenue streams within these segments, refer to “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. All prior period segment disclosure information has been recast to conform to the current reporting structure in this Form 10-K. This recast had no effect on our consolidated financial statements in any period.

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, except for the discussions related to our new Experiences and Hotels and Other reportable segments as a result of our revised segment reporting structure, as noted above. We have included a discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023, where applicable, as we believe the changes in our Experiences and Hotels and Other reportable segments is a material change for investors to understand the financial condition, changes in financial conditions, and results of operations of these revised reportable segments.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenue	$1,891.3	$1,834.6	$1,788.0	3%	3%

Costs and expenses:
Cost of sales	144.6	131.2	119.1	10%	10%
Marketing	791.4	728.6	705.2	9%	3%
Personnel (including stock-based compensation of $107.8, $119.7, and $95.8)	573.4	594.9	569.6	(4)%	4%
Technology	98.7	91.3	80.0	8%	14%
General and administrative	67.9	90.5	79.1	(25)%	14%
Depreciation and amortization	92.4	85.1	87.0	9%	(2)%
Restructuring and other related reorganization costs	43.4	21.1	22.2	106%	(5)%
Total costs and expenses:	1,811.8	1,742.7	1,662.2	4%	5%
Operating income (loss)	79.5	91.9	125.8	(13)%	(27)%
Other income (expense):
Interest expense	(63.3)	(46.4)	(44.0)	36%	5%
Interest income	39.9	48.6	47.5	(18)%	2%
Other income (expense), net	(11.4)	(7.4)	(4.1)	54%	80%
Total other income (expense), net	(34.8)	(5.2)	(0.6)	569%	767%
Income (loss) before income taxes	44.7	86.7	125.2	(48)%	(31)%
(Provision) benefit for income taxes	(4.9)	(81.8)	(114.8)	(94)%	(29)%
Net income (loss)	$39.8	$4.9	$10.4	712%	(53)%

Other financial data:
Adjusted EBITDA (1)	$318.7	$338.5	$334.0	(6)%	1%
(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Experiences Segment

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Revenue	$924.4	$840.1	$737.2	10%	14%
Less: (1)
Cost of sales	93.3	80.4	78.6	16%	2%
Marketing	538.2	499.8	469.6	8%	6%
Personnel (exclusive of stock-based compensation)	152.6	141.2	126.1	8%	12%
Technology	31.1	25.1	17.8	24%	41%
General and administrative	18.1	14.5	11.8	25%	23%
Total Adjusted EBITDA	$91.1	$79.1	$33.3	15%	138%

Adjusted EBITDA Margin by Segment (2)	9.9%	9.4%	4.5%

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

Key Operating Metrics

We use the operating metrics described below to assist us in measuring our operations performance, identifying trends, formulating projections and making strategic decisions for the Experiences segment. We are not aware of any uniform standards for calculating these metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric. We regularly review our processes and may adjust how we calculate these metrics to improve their accuracy. We make these key metrics available to investors because we believe they are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and because they may be used by investors to help analyze the health of our business. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Number of Experience Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experience bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked were approximately 22.9 million, 19.7 million, and 17.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, an increase of approximately 16% and 12%, respectively, when compared to the same periods in 2024 and 2023, primarily driven by growth on Viator’s branded site and app as well as third-party points of sale.

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

GBV reached $4.7 billion, $4.2 billion, and $3.7 billion for the years ended December 31, 2025, 2024, and 2023, respectively, an increase of approximately 13% and 12%, respectively, when compared to the same periods in 2024 and 2023, primarily due to growth in the number of experience bookings as discussed above, partially offset by a decline in pricing. The decline in pricing was primarily due to growth in third-party points of sale which generally sell lower priced products compared to the Viator and Tripadvisor points of sale.

Revenue and Adjusted EBITDA

Experiences segment revenue increased by $84 million and $103 million for the years ended December 31, 2025 and 2024, respectively, when compared to the same periods in 2024 and 2023, respectively. The increase in revenue was primarily driven by growth in bookings volume, partially offset by a decline in pricing, as discussed above. In addition, we estimate that the Experiences' revenue growth rate was positively impacted by foreign currency fluctuations of approximately 2% during the year ended December 31, 2025 when compared to the same period in 2024, while this impact was not material during the year ended December 31, 2024 when compared to the same period in 2023.

Adjusted EBITDA in our Experiences segment improved by $12 million and $46 million during the years ended December 31, 2025 and 2024, respectively, when compared to the same periods in 2024 and 2023, and adjusted EBITDA margin improved by 0.5 percentage points and 4.9 percentage points, respectively, during the years ended December 31, 2025 and 2024, respectively, when compared to the same periods in 2024 and 2023. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by an increase in marketing costs, variable costs related to revenue growth, such as credit card payment processing fees, and an increase in personnel costs to support business growth. The improvement in adjusted EBITDA margin was primarily due to lower marketing costs as a percent of revenue.

Hotels and Other Segment

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Revenue (1)	$750.1	$818.1	$901.5	(8)%	(9)%
Less: (2)
Cost of sales	29.4	32.8	31.3	(10)%	5%
Marketing	195.5	181.9	199.2	7%	(9)%
Personnel (exclusive of stock-based compensation)	226.5	251.4	256.5	(10)%	(2)%
Technology	53.9	54.0	49.9	(0)%	8%
General and administrative	37.6	43.9	49.4	(14)%	(11)%
Total Adjusted EBITDA	$207.2	$254.1	$315.2	(18)%	(19)%

Adjusted EBITDA Margin by Segment (3)	27.6%	31.1%	35.0%

(1)
Hotels and Other segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of intersegment revenue for all periods presented.
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

2025 vs. 2024

Hotels and Other revenue decreased by $68 million during the year ended December 31, 2025 when compared to the same period in 2024, driven by declines across all revenue streams, as discussed below.

Adjusted EBITDA in our Hotels and Other segment decreased $47 million during the year ended December 31, 2025 when compared to the same period in 2024, while adjusted EBITDA margin decreased by 3.5 percentage points during the year ended December 31, 2025 when compared to the same period in 2024. The decrease in adjusted EBITDA was primarily due to a decrease in revenue, as noted above, partially offset by a decrease in the segment's operating expenses of $21 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily related to a decrease in personnel costs related to cost reduction measures discussed above, partially offset by an increase in marketing expenses, primarily paid online traffic acquisition costs. The decrease in adjusted EBITDA margin during the year ended December 31, 2025 when compared to the same period in 2024, was largely due to an increase in marketing costs as a percent of revenue.

2024 vs. 2023

Hotels and Other revenue decreased by $83 million during the year ended December 31, 2024 when compared to the same period in 2023, primarily due to a decrease in hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue.

Adjusted EBITDA in our Hotels and Other segment decreased $61 million during the year ended December 31, 2024 when compared to the same period in 2023, while adjusted EBITDA margin decreased by 3.9 percentage points during the year ended December 31, 2024 when compared to the same period in 2023. The decrease in adjusted EBITDA was primarily due to a decrease in revenue, as noted above, partially offset by a decrease of $22 million in the segment's operating expenses during the year ended December 31, 2024 when compared to the same period in 2023, primarily related to a decrease in marketing costs, primarily paid online traffic acquisition costs, and to a lesser extent a decrease in personnel costs. The decrease in adjusted EBITDA margin during the year ended December 31, 2024 when compared to the same period in 2023, was largely due to an increase in personnel costs as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Hotels and Other segment:

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Hotels and Other:	(in millions, except percentages)
Hotels	$550.3	$584.5	$659.0	(6%)	(11%)
% of Hotels and Other revenue*	73%	71%	73%
Media and advertising	132.0	149.7	145.1	(12%)	3%
% of Hotels and Other revenue*	18%	18%	16%
Other (1)	67.8	83.9	97.4	(19%)	(14%)
% of Hotels and Other revenue*	9%	10%	11%
Total Hotels and Other Revenue	$750.1	$818.1	$901.5	(8%)	(9%)

*Percentages may not total to 100% due to rounding

(1)
Tripadvisor dining revenue within the Hotels and Other segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of intersegment revenue for all periods presented.

Hotels Revenue

Hotels revenue decreased $34 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to a decrease in hotel metasearch revenue and, to a lesser extent, a decrease in hotel B2B revenue. These decreases were driven primarily by continued headwinds impacting both free and paid marketing channels, resulting in lower click volumes, which more than offset growth in pricing as measured in cost-per-click rates (“CPCs”). Growth in CPCs was due in part to certain product changes made that improved qualified referrals to our partners and, as a result, increased CPCs, across all geographies.

Media and Advertising Revenue

Media and advertising revenue, which primarily consists of revenue from display-based advertising across our Tripadvisor Group platform, decreased $18 million during the year ended December 31, 2025 when compared to the same period in 2024. The decrease was primarily due to declines in traditional display and programmatic advertising (together sometimes referred to as “on platform” advertising) that correlates closely with overall traffic volume which declined during the last three quarters of 2025, due to the aforementioned traffic headwinds.

Other Revenue

Other revenue includes click-based advertising and display-based advertising revenue from our cruise, vacation rentals, flights, and rental cars offerings on Tripadvisor websites and mobile apps, as well as, Tripadvisor dining revenue. Tripadvisor dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by TheFork, which is eliminated on a consolidated basis, in addition to revenue earned from Hotels and Other’s own B2B restaurant offerings. Other revenue decreased approximately $16 million and $14 million during the years ended December 31, 2025 and 2024, respectively, when compared to the same periods in 2024 and 2023, primarily due to the strategic decision to de-emphasize our vacation rentals offering, as well as ongoing dynamics in restaurants related to our go-to-market shift from a sales-led model to a self-service model.

As the Company enters 2026, it no longer offers travelers access to vacation rentals, flights and rental cars offerings on its platform.

TheFork Segment

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Revenue	$220.8	$180.8	$153.7	22%	18%
Less: (1)
Cost of sales	21.9	15.2	9.2	44%	65%
Marketing (2)	61.7	51.3	40.8	20%	26%
Personnel (exclusive of stock-based compensation)	86.5	82.6	91.2	5%	(9)%
Technology	13.7	12.2	12.3	12%	(1)%
General and administrative	16.6	14.2	14.7	17%	(3)%
Total Adjusted EBITDA	$20.4	$5.3	$(14.5)	285%	n.m.

Adjusted EBITDA Margin by Segment (3)	9.2%	2.9%	-9.4%

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

TheFork segment revenue increased by $40 million during the year ended December 31, 2025 when compared to the same period in 2024, driven primarily driven by booking volume growth largely in TheFork's branded channel and, to a lesser extent, increased adoption of its premium online reservation booking software offering and third-party partnership revenue. In addition, we estimate TheFork's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 5% during the year ended December 31, 2025 when compared to the same period in 2024.

Adjusted EBITDA in TheFork segment improved by $15 million during the year ended December 31, 2025 when compared to the same period in 2024, and adjusted EBITDA margin improved by 6.3 percentage points during the year ended December 31, 2025 when compared to the same period in 2024. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by increased marketing costs, in addition to an increase in cost of sales to support certain third-party partner relationships during 2025. The improvement in adjusted EBITDA margin was primarily due to lower personnel costs as a percentage of revenue.

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

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Cost of sales	$144.6	$131.2	$119.1	10%	10%
% of revenue	7.6%	7.2%	6.7%

Cost of sales increased $13 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to an increase in variable costs supporting revenue growth including credit card payment processing fees and other transaction related costs in Experiences and TheFork, partially offset by lower digital service taxes (“DST”), largely due to $3 million in incremental DST during 2024 related to enacted tax legislation in Canada requiring retrospective application, which did not reoccur in 2025.

Marketing

Marketing expenses (or advertising costs) consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including SEM and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including connected television, traditional television and other offline advertising), promotions and public relations.

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Marketing - Experiences	$538.2	$499.8	$469.6	8%	6%
Marketing - Hotels and Other	195.5	181.9	199.2	7%	(9%)
Marketing - TheFork	61.7	51.3	40.8	20%	26%
Intersegment (intercompany) marketing expenses	(4.0)	(4.4)	(4.4)	(9%)	0%
Total Marketing	$791.4	$728.6	$705.2	9%	3%
% of revenue	41.8%	39.7%	39.4%

Marketing costs increased $63 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily driven by an increase in marketing costs in Experiences, and to a lesser extent, Hotels and Other and TheFork as paid online marketing costs across all our segments increased as part of our overall paid marketing channel mix and prioritization.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Personnel (exclusive of stock-based compensation)	$465.6	$475.2	$473.8	(2%)	0%
Stock-based compensation	107.8	119.7	95.8	(10%)	25%
Total Personnel	$573.4	$594.9	$569.6	(4%)	4%
% of revenue	30.3%	32.4%	31.9%

Personnel costs decreased $22 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2025, partially offset by an increase in personnel costs to support business growth in Experiences during the year.

Technology

Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Technology	$98.7	$91.3	$80.0	8%	14%
% of revenue	5.2%	5.0%	4.5%

Technology costs increased $7 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to increased data center costs in Hotels and Other and licensing costs in Experiences.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
General and administrative	$67.9	$90.5	$79.1	(25%)	14%
% of revenue	3.6%	4.9%	4.4%

General and administrative costs decreased $23 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during 2024, which was reduced by $4 million during the second quarter of 2025, and to a lesser extent, transaction related costs of $3 million incurred during 2024, which did not reoccur in 2025, all of which are included in Hotels and Other. In addition, a reduction of $3 million in office lease expense, as a result of cost reduction initiatives in Hotels and Other, also contributed to the decrease in general and administrative costs during the year ended December 31, 2025 when compared to the same period in 2024.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Year ended December 31,
	2025	2024	2023
	(in millions)
Depreciation	$89.6	$78.6	$78.2
Amortization of intangible assets	2.8	6.5	8.8
Total depreciation and amortization	$92.4	$85.1	$87.0
% of revenue	4.9%	4.6%	4.9%

Depreciation and amortization increased $7 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to increased depreciation related to previous capital expenditure investments in internal website development, partially offset by the completion of amortization related to intangible assets purchased in business acquisitions in previous years.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits, and other related reorganization costs.

	Year ended December 31,
	2025	2024	2023
	(in millions)
Restructuring and other related reorganization costs	$43.4	$21.1	$22.2
% of revenue	2.3%	1.2%	1.2%

The Company incurred pre-tax restructuring and other related reorganization costs of $43 million during the year ended December 31, 2025, as discussed above. Refer to “Note 7: Accrued Expenses and Other Current Liabilities” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Year ended December 31,
	2025	2024	2023
	(in millions)
Interest expense	$(63.3)	$(46.4)	$(44.0)

Interest expense increased $17 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to an increase in our aggregate outstanding principal amount, which incrementally increased our ongoing financing costs. The majority of interest expense reported during the year ended December 31, 2025 was primarily related to the Term Loan B Facility, while during the year ended December 31, 2024, interest expense incurred was primarily related to the Term Loan B Facility, as well as the 2025 Senior Notes, which were redeemed in July 2024. Refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, time deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Year ended December 31,
	2025	2024	2023
	(in millions)
Interest income	$39.9	$48.6	$47.5

Interest income decreased $9 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to a decrease in interest rates received on demand bank deposits, time deposits, and money market funds.

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

	Year ended December 31,
	2025	2024	2023
	(in millions)
Other income (expense), net	$(11.4)	$(7.4)	$(4.1)

Other expense, net increased $4 million during the year ended December 31, 2025 when compared to the same period in 2024, primarily due to net foreign exchange losses incurred as a result of foreign currency rate movements during the period, partially offset by a loss on extinguishment of debt of $2 million during 2024, primarily consisting of a non-cash write-off of unamortized debt issuance costs, which did not reoccur in 2025. Refer to “Note 16: Other Income (Expense), Net” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

(Provision) Benefit for Income Taxes

	Year ended December 31,
	2025	2024	2023
	(in millions)
(Provision) benefit for income taxes	$(4.9)	$(81.8)	$(114.8)
Effective tax rate	11.1%	94.3%	91.7%

Our effective tax rate was lower than the U.S. federal statutory rate of 21% during the year ended December 31, 2025, primarily due to a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016, and a U.S. tax benefit of $11 million related to foreign derived intangible income.

We recorded a total income tax provision of $5 million for the year ended December 31, 2025. The change in our income taxes and our effective tax rate during the year ended December 31, 2025, when compared to the same period in 2024, was primarily the result of an Internal Revenue Service (“IRS”) audit settlement for the 2014, 2015, and 2016 tax years of $41 million, recorded during the year ended December 31 2024, which did not reoccur in 2025, as well as a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016, as discussed above, and a decrease in pretax income. Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Net income (loss)

	Year ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss)	$39.8	$4.9	$10.4
Net income (loss) margin	2.1%	0.3%	0.6%

Net income increased $35 million during the year ended December 31, 2025 when compared to the same period in 2024. The improvement in net income was largely driven by an increase in revenue, as described in more detail above under “Revenue and Segment Information”, a decrease in income tax expense of $77 million, as described in more detail above under “(Provision) Benefit for Income Taxes” and, to a lesser extent, a decrease in personnel costs and general and administrative costs, as described in more detail above under “Consolidated Expenses.” These improvements were partially offset by increased marketing costs across all segments and, to a lesser extent, increased pre-tax restructuring and other related reorganization costs of approximately $22 million, as well as an increase in borrowing costs and a reduction in interest income during the year ended December 31, 2025, all of which is described in more detail above under “Consolidated Expenses.”

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

These limitations apply also to Adjusted EBITDA Margin.

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss)	$39.8	$4.9	$10.4
Add: Provision (benefit) for income taxes	4.9	81.8	114.8
Add: Other expense (income), net	34.8	5.2	0.6
Add: Restructuring and other related reorganization costs	43.4	21.1	22.2
Add: Legal reserves, settlements and other (1)	(4.4)	17.2	—
Add: Transaction related expenses (2)	—	3.5	3.2
Add: Stock-based compensation	107.8	119.7	95.8
Add: Depreciation and amortization	92.4	85.1	87.0
Adjusted EBITDA	$318.7	$338.5	$334.0
(1)
During the year ended December 31, 2024, we recorded an estimated accrual for the potential settlement of a regulatory related matter of $10 million, which was settled during 2025 resulting in a decrease in the accrual of $4 million, all of which is reflected in general and administrative expenses on our consolidated statement of operations. Refer to "Note 11: Commitments and Contingencies" for further information. In addition, this amount includes a one-time charge of $3 million during the year ended December 31, 2024, resulting from enacted digital service tax legislation in Canada in June 2024, which required retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while all prospective periods are included within adjusted EBITDA. This cost is reflected in cost of sales on our consolidated statement of operations.
(2)
The Company expensed certain transaction related costs of $3 million during both the years ended December 31, 2024 and 2023, to general and administrative expenses on our consolidated statements of operations.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of December 31, 2025 and 2024, we had approximately $1.0 billion and $1.1 billion, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under the Credit Facility as of December 31, 2025. As of December 31, 2025, approximately $241 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 40% was held in the U.K. As of December 31, 2025, the significant majority of our cash was denominated in U.S. dollars.

As of December 31, 2025, we had $584 million of cumulative undistributed earnings in foreign subsidiaries which were no longer considered to be indefinitely reinvested. As of December 31, 2025, we maintained a deferred income tax liability on our consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

As of December 31, 2025, we are party to the Amended Credit Agreement, which, among other things, provides for a $500 million revolving Credit Facility with a maturity date of June 29, 2028. As of December 31, 2025 and 2024, we had no outstanding borrowings under the Credit Facility. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings under the Credit Facility refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2025, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of December 31, 2025 and 2024, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of December 31, 2025, the Company had an outstanding principal amount of $354 million and $831 million in short-term debt and long-term debt, respectively, on our consolidated balance sheet pertaining to the 2026 Senior Notes and Term Loan B Facility, both of which are discussed below.

The outstanding principal under the 2026 Senior Notes of $345 million provides, among other things, that interest at a rate of 0.25% per annum is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026, which the Company expects to repay using its existing cash and cash equivalents. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries.

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. On July 15, 2024, the Company used these funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility by $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). We expect the proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's outstanding 2026 Senior Notes, as discussed above, and for general corporate purposes. The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. We refer to the Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.” The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $9 million were made under the Term Loan B Facility during the year ended December 31, 2025.

The 2026 Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. We may from time to time repurchase the 2026 Senior Notes and Term Loan B Facility through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. For further information on the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility and 2026 Senior Notes, refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Significant uses of capital and other liquidity matters

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under an existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. During the second quarter of 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees, commissions, and excise taxes, or $75 million in the aggregate, which completed this share repurchase program.

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the year ended December 31, 2023, we repurchased 1,324,524 shares of our outstanding common stock at an average price of $18.85 per share, exclusive of fees, commissions, and excise taxes, or $25 million, under this share repurchase program. During the year ended December 31, 2024, the Company repurchased 1,366,385 shares of its common stock at an average price of $18.28 per share, exclusive of fees, commissions, and excise taxes, or $25 million in the aggregate. During the year ended December 31, 2025, the Company repurchased 6,105,262 shares of its common stock at an average price of $14.72 per share, exclusive of fees, commissions, and excise taxes, or $90 million in the aggregate. As of December 31, 2025, there was $110 million remaining available to repurchase shares of its common stock under this share repurchase program.

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

As described above, on April 29, 2025, the Merger with LTRIP closed. The aggregate transaction price of the Merger totaled $437 million, of which $411 million consisted of cash payments made by the Company. Refer to “Note 1: Organization and Business Description” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

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

Additionally, as discussed in “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received a competent authority refund of $49 million, inclusive of interest income, related to this IRS audit settlement. This audit settlement resulted in a total net operating cash outflow during 2023 of $70 million.

In addition, in January 2021, we received an issue closure notice from HM Revenue & Customs (“HMRC”) in the U.K. relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We are also currently subject to audit by HMRC in tax years 2017 through 2023. If HMRC were to seek adjustments of a similar nature through a closure notice for transactions in these years, we could be subject to significant additional tax liabilities. Although the ultimate timing for resolution of this matter is uncertain, any future payments required would negatively impact our operating cash flows.

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, including repayment of its 2026 Senior Notes on April 1, 2026, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, which may potentially reduce our cash balance and/or require us to borrow under the Credit Facility or to seek other financing alternatives.

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$245	$144	$235
Investing activities	$(84)	$(73)	$(63)
Financing activities	$(197)	$(63)	$(127)

During the year ended December 31, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $411 million to repurchase our outstanding common stock pursuant to the Merger, $90 million in repurchases of our outstanding common stock under the existing share repurchase program, and $20 million in payments of withholding taxes on net share settlements of equity awards), and investing activities (including $82 million in capital expenditures). This use of cash was funded with existing cash and cash equivalents and operating cash flows generated during the period, as well as, financing activities which includes $341 million in borrowings from our Tack-On Incremental Term Loan B Facility, net of financing costs.

Net cash provided by operating activities for the year ended December 31, 2025, increased by $101 million when compared to the same period in 2024, primarily due to an increase in working capital of $50 million, and to a lesser extent, an increase in net income of $35 million and an increase in non-cash items of $16 million. The increase in working capital was primarily driven by an IRS audit settlement, as discussed above, which resulted in a net operating cash outflow during 2024 of $105 million which did not reoccur in 2025, partially offset by a decrease in our income tax provision of approximately $77 million, as discussed above under “(Provision) Benefit for Income Taxes.” In addition, changes related to the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experiences operators, contributed to the fluctuation in working capital.

Net cash used in investing activities for the year ended December 31, 2025 increased by $11 million when compared to the same period in 2024, largely due to an increase in capital investment primarily in technology and office space across the Company.

Net cash used in financing activities for the year ended December 31, 2025 increased by $134 million when compared to the same period in 2024, primarily due to $411 million for the repurchase of our outstanding common stock pursuant to the Merger, a $65 million increase in net cash used to repurchase shares of our outstanding common stock under the existing share repurchase program, and a net decrease in proceeds received from the issuance of debt under the Term Loan B Facility during 2025 of $152 million, net of financing costs, partially offset by the repayment of the 2025 Senior Notes of $500 million during 2024.

The following table summarizes our current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2025:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Term Loan B Facility (1)	$840	$9	$17	$17	$797
Expected interest payments on Term Loan B Facility (2)	286	53	105	102	26
2026 Senior Notes (3)	345	345	—	—	—
Finance lease obligations (4)	48	10	20	18	—
Operating lease obligations (5)	45	10	13	8	14
Expected commitment fee payments on Credit Facility (6)	3	1	2	—	—
Purchase obligations and other (7)	88	43	43	2	—
Total (8)(9)	$1,655	$471	$200	$147	$837

(1)
Represents outstanding principal on our Term Loan B Facility due July 2031 and assumes that existing debt is repaid at maturity.
(2)
Expected interest payments on our Term Loan B Facility are based on the effective interest rate as of December 31, 2025, however, this effective interest rate is variable and could change significantly in the future. Amount assumes that our existing debt is repaid at maturity.
(3)
Represents outstanding principal on our 2026 Senior Notes due April 1, 2026 and assumes that existing debt is repaid in cash at maturity.
(4)
Estimated undiscounted future lease payments for our corporate headquarters in Needham, Massachusetts. These amounts exclude expected rental income under non-cancelable subleases.
(5)
Estimated undiscounted future lease payments for our operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases.
(6)
Expected commitment fee payments are based on the daily unused portion of the Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2025; however, these variables could change significantly in the future.
(7)
Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication and licensing contracts, with various expiration dates through December 2030. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(8)
Excluded from the table is $73 million of unrecognized tax benefits, including interest, which is included in other long-term liabilities on our consolidated balance sheet as of December 31, 2025, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
(9)
Excluded from the table is $4 million of undrawn standby letters of credit used primarily as security deposits for certain office space leases as of December 31, 2025.

As of December 31, 2025, other than the items discussed above, we did not have any off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Office Lease Commitments

As of December 31, 2025, we leased approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts, which has an expiration date of December 2030 and an option to extend the lease term for two consecutive terms of five years each. We account for this lease as a finance lease as of December 31, 2025.

In addition to our corporate headquarters lease, we have contractual obligations in the form of operating leases for office space, in which we lease an aggregate of approximately 172,000 square feet, at nearly 25 other locations across North America, Europe and Asia Pacific, in cities such as New York, London, Singapore, Barcelona and Paris, primarily used for sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in December 2034.

Contingencies

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights), tax matters (including value-added, excise, digital services, sales and use, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters, data privacy and cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Routinely, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statement of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed below. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Refer to “Note 10: Income Taxes” and “Note 11: Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on other potential contingencies, including ongoing audits by the IRS and various other domestic and foreign tax authorities, and other tax and legal matters. Over recent years, the Organization for Economic Cooperation and Development (“OECD”) through its “Inclusive Framework” has been working on a “two-pillar” global tax consensus project that, if implemented, would result in certain changes to the current global tax regulatory framework. The OECD’s “Pillar One” initiative proposes to reallocate certain profits from the largest and most profitable multinational businesses to countries where the customers of those businesses are located, and the “Pillar Two” initiative proposes a global minimum income tax rate on corporations of 15%. In response to these proposals, certain jurisdictions have enacted legislation to implement a global minimum income tax of 15%, which currently has no material impact on our financial results, as well as legislation to impose new forms of gross receipts taxes, such as digital services taxes imposed on digital advertising and online marketplace platforms/services. On January 5, 2026, the OECD/G20 announced the Side-by-Side (SbS) package, implemented as administrative guidance and modifying the operation of Pillar 2 rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2, which would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top-up taxes. This does not have a material impact on Tripadvisor.

If consensus is reached on Pillar One, unilateral digital services taxes is expected to be repealed, however until such time we continue to be subject to these taxes and are currently subject to unilateral digital services taxes. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our consolidated financial statements. During the years ended December 31, 2025, 2024 and 2023, we recorded $16 million, $18 million and $18 million, respectively, of digital service taxes to cost of sales on our consolidated statements of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our consolidated balance sheet, which was not material as of December 31, 2025. As of December 31, 2025, $584 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

Interest Rates

Our primary exposure to changes in interest rates relates primarily to our cash, cash equivalents, investment portfolio at any point in time, 2026 Senior Notes and Term Loan B Facility, and borrowings, if any, under the Credit Facility.

Changes in interest rates affect the amount of interest earned on our cash, cash equivalents, and marketable securities, if any, and the fair value of those securities. Our interest income and expense are most sensitive to fluctuations in U.S. interest rates. We generally invest our excess cash in available on demand bank deposits and time deposits at major global financial institutions, money market funds, and marketable securities. Our investment policy and strategy is focused on capital preservation and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy requires our investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

As of December 31, 2025 and 2024, respectively, we had no outstanding marketable securities in our investment portfolio, and no outstanding borrowings under the Credit Facility. In March 2021, we issued the 2026 Senior Notes with a principal balance of $345 million at a fixed rate of 0.25% and in July 2024 and March 2025, in total, we borrowed a principal balance of $850 million under the Term Loan B Facility at a variable rate equal to SOFR plus 2.75%. Based on the current outstanding balance under the Term Loan B Facility as of December 31, 2025, a 25 basis-point change in our interest rates on the Term Loan B Facility would result in an increase or decrease in our interest expense of approximately $2 million per annum. As of December 31, 2025, we estimated the fair value of the 2026 Senior Notes and Term Loan B Facility were approximately $340 million and $821 million, respectively, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. Since the 2026 Senior Notes bear interest at a fixed rate, we are more sensitive to the capital market conditions of our common shares than changes in interest rates. The fair value of the 2026 Senior Notes and Term Loan B Facility will likely change based on the capital market conditions.

Refer to “Note 3: Financial Instruments and Fair Value Measurements” and “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our cash and cash equivalents, investments and other financial instruments, 2026 Senior Notes, Term Loan B Facility and the Credit Facility.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience material changes in interest rate exposures or any material financial impact from adverse changes in interest rates for the years ended December 31, 2025, 2024 or 2023.

Foreign Currency Exchange Rates

We conduct business in certain international markets, largely in Europe, and in countries such as Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign currency denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income upon consolidation. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease upon consolidation if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates in our significant international markets relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an estimated unrealized loss of approximately $42 million related to a decrease in our net assets as of December 31, 2025, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statement of operations and have recorded net foreign currency exchange losses of $7 million, $3 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively, in “other income (expense), net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

We manage our exposure to foreign currency risk through internally established policies and procedures. To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges (i.e., self-hedging) between our current assets and current liabilities in similarly denominated foreign currencies, as well as using derivative financial instruments. We typically use foreign currency forward exchange contracts (“forward contracts”) to manage certain short-term foreign currency risk to attempt to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Our objective is to hedge only those foreign currency exposures that can be confidently identified and quantified and that may result in significant impacts to our cash or the consolidated statement of operations. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.

The forward contracts which we have entered into to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We account for these forward contacts, which have not been designated as hedges under GAAP to date, as either assets or liabilities and carry them at fair value. We had no outstanding forward contracts as of December 31, 2025 and had outstanding forward contracts as of December 31, 2024, with a total notional value of $11 million. These forward contracts were not designated as hedges and had maturities of less than 90 days. We recognize gains and losses from forward contracts in other income (expense), net on our consolidated statement of operations upon settlement or a change in fair value. We recorded a net loss of $2 million for the year ended December 31, 2025, related to our forward contracts, and net gain of $1 million for the year ended December 31, 2024. Refer to “Note 3: Financial Instruments and Fair Value

Measurements” in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further detail on our derivative instruments.

Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in international markets. The economic impact of foreign currency exchange rate movement is linked to variability in the macroeconomic environment such as inflation and interest rates, governmental actions, and geopolitical events such as regional conflicts. We regularly monitor the macroeconomic environment, which has seen some volatility as a result of geopolitical tensions resulting from Russia’s invasion of Ukraine, the conflict in the Middle East, as well as increased cyberattacks, other military conflicts, tariffs, trade negotiations, and sanctions. Developments in the macroeconomic environment could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations, including U.K. and E.U. relations, may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tripadvisor, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 18 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1,891 million in revenue, net of intersegment revenue of $4 million, for the year ended December 31, 2025, of which $924 million was Experiences related, $750 million was Hotels and Other related, and $221 million was TheFork related. Each of these categories of revenue has multiple revenue streams and the Company's processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over Experiences and Hotels and Other revenue as a critical audit matter. Subjective auditor judgment was required due to the number of revenue streams and the related IT applications utilized throughout the revenue recognition processes. Subjective auditor judgment was required to evaluate that relevant revenue data was captured and aggregated throughout these various IT applications. This matter also included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each revenue stream, both of which included the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Experiences and Hotels and Other revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for Experiences and Hotels and Other revenue. This included controls related to accurate recording of amounts. For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.

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

Boston, Massachusetts

February 13, 2026

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue (Note 2, Note 18)	$1,891	$1,835	$1,788

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	145	131	119
Marketing	791	729	705
Personnel (including stock-based compensation of $108, $120, and $96 - Note 13)	573	595	570
Technology	99	91	80
General and administrative	68	91	79
Depreciation and amortization	92	85	87
Restructuring and other related reorganization costs (Note 7)	43	21	22
Total costs and expenses	1,811	1,743	1,662
Operating income (loss)	80	92	126
Other income (expense):
Interest expense	(63)	(46)	(44)
Interest income	40	48	47
Other income (expense), net (Note 16)	(12)	(7)	(4)
Total other income (expense), net	(35)	(5)	(1)
Income (loss) before income taxes	45	87	125
(Provision) benefit for income taxes (Note 10)	(5)	(82)	(115)
Net income (loss)	$40	$5	$10

Earnings (loss) per share attributable to common stockholders (Note 15):
Basic	$0.32	$0.04	$0.07
Diluted	$0.31	$0.04	$0.08

Numerator used to compute earnings (loss) per share attributable to common stockholders (Note 15):
Basic	$40	$5	$10
Diluted	$41	$6	$11

Weighted average common shares outstanding (Note 15):
Basic	125	139	139
Diluted	131	145	145

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$40	$5	$10
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	47	(23)	11
Reclassification adjustments included in net income (loss), net of tax (1)	3	3	—
Total other comprehensive income (loss), net of tax	50	(20)	11
Comprehensive income (loss)	$90	$(15)	$21
(1)
Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$1,035	$1,064
Accounts receivable, net (allowance for expected credit losses of $27 and $25, respectively) (Note 2, Note 3)	209	207
Prepaid expenses and other current assets	47	49
Total current assets	1,291	1,320
Property and equipment, net (Note 4, Note 5)	210	200
Operating lease right-of-use assets (Note 5)	35	17
Intangible assets, net (Note 6)	33	36
Goodwill (Note 6)	844	814
Non-marketable investments (Note 3)	28	30
Deferred income taxes, net (Note 10)	137	101
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 3)	47	43
TOTAL ASSETS	$2,625	$2,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23	$49
Deferred merchant payables (Note 2)	308	255
Deferred revenue (Note 2)	53	47
Current portion of debt (Note 8)	353	5
Income taxes payable (Note 10)	12	23
Accrued expenses and other current liabilities (Note 7)	249	249
Total current liabilities	998	628
Long-term debt (Note 8)	819	831
Finance lease obligation, net of current portion (Note 5)	36	43
Operating lease liabilities, net of current portion (Note 5)	29	11
Deferred income taxes, net (Note 10)	1	1
Other long-term liabilities (Note 9)	97	104
Total Liabilities	1,980	1,618
Commitments and contingencies (Note 11)
Stockholders’ equity: (Note 14)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 120,577,305 and 153,655,038, respectively
Shares outstanding: 114,472,043 and 127,394,786, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 0 and 12,799,999, respectively
Additional paid-in capital	460	1,605
Retained earnings	316	276
Accumulated other comprehensive income (loss)	(41)	(91)
Treasury stock-common stock, at cost, 6,105,262 and 26,260,252 shares, respectively	(90)	(847)
Total Stockholders’ Equity	645	943
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,625	$2,561

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$—	$261	$(82)	(18,844,614)	$(722)	$861
Net income (loss)							10				10
Other comprehensive income (loss), net of tax								11			11
Issuance of common stock related to exercise of options and vesting of RSUs, net of common stock withheld due to net share settlement	2,883,823	—			—						—
Repurchase of common stock (Note 14)									(6,049,253)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(17)						(17)
Stock-based compensation (Note 13)					106						106
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$—	$271	$(71)	(24,893,867)	$(822)	$871
Net income (loss)							5				5
Other comprehensive income (loss), net of tax								(20)			(20)
Issuance of common stock related to exercise of options and vesting of RSUs, net of common stock withheld due to net share settlement	3,879,677	—									—
Repurchase of common stock (Note 14)									(1,366,385)	(25)	(25)
Withholding taxes on net share settlements of equity awards					(21)						(21)
Stock-based compensation (Note 13)					133						133
Balance as of December 31, 2024	153,655,038	$—	12,799,999	$—	$1,605	$—	$276	$(91)	(26,260,252)	$(847)	$943
Net income (loss)							40				40
Other comprehensive income (loss), net of tax								50			50
Stockholder note receivable - related party (Note 1)						(327)					(327)
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1)	3,037,959				39	327			(26,823,683)	(437)	(71)
Retirement of treasury shares (Note 14)	(40,283,936)		(12,799,999)		(1,284)				53,083,935	1,284	—
Repurchase of common stock under share repurchase program (Note 14)									(6,105,262)	(90)	(90)
Issuance of common stock related to exercise of options and vesting of RSUs, net of common stock withheld due to net share settlement	4,168,244										—
Withholding taxes on net share settlements of equity awards					(20)						(20)
Stock-based compensation (Note 13)					120						120
Balance as of December 31, 2025	120,577,305	$—	—	$—	$460	$—	$316	$(41)	(6,105,262)	$(90)	$645

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$40	$5	$10
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	92	85	87
Stock-based compensation expense (Note 13)	108	120	96
Deferred income tax expense (benefit) (Note 10)	(2)	(14)	(25)
Provision for expected credit losses (Note 2)	8	8	6
Other, net	18	9	9
Changes in operating assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(8)	(24)	6
Accounts payable, accrued expenses and other liabilities	(46)	13	11
Deferred merchant payables	52	19	32
Income tax receivables/payables, net	(23)	(75)	(1)
Deferred revenue	6	(2)	4
Net cash provided by (used in) operating activities	245	144	235

Investing activities:
Capital expenditures, including capitalized website development	(82)	(74)	(63)
Other investing activities, net	(2)	1	—
Net cash provided by (used in) investing activities	(84)	(73)	(63)
Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 8)	341	493	—
Payment of 2025 Senior Notes (Note 8)	—	(500)	—
Payment of financing costs related to Credit Facility (Note 8)	—	(1)	(3)
Principal payments on Term Loan B Facility (Note 8)	(9)	(1)	—
Repurchase of common stock related to Merger, including transaction costs (Note 1)	(411)	—	—
Repurchase of common stock under the share repurchase program (Note 14)	(90)	(25)	(100)
Payment of withholding taxes on net share settlements of equity awards	(20)	(21)	(17)
Payments of finance lease obligation and other financing activities, net (Note 5)	(8)	(8)	(7)
Net cash provided by (used in) financing activities	(197)	(63)	(127)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(11)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29)	(3)	46
Cash, cash equivalents, and restricted cash at beginning of period	1,064	1,067	1,021
Cash, cash equivalents, and restricted cash at end of period	$1,035	$1,064	$1,067
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds (Note 10)	$29	$170	$140
Cash paid during the period for interest	$59	$58	$39
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock related to Merger (Note 1)	$39	$—	$—
Net operating loss carryforwards retained related to Merger (Note 1)	$13	$—	$—
Stock-based compensation capitalized website development costs (Note 13)	$12	$13	$10

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “the Group,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements.

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

On April 29, 2025, the Merger closed (the "Merger Date"), and pursuant to the Merger Agreement, (i) the shares of LTRIP Series A common stock and Series B common stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive $0.2567 per share in cash, totaling approximately $20 million in the aggregate; (ii) all of the shares of LTRIP's 8% Series A cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, approximately $42.5 million in cash, without interest, and 3,037,959 validly issued, fully paid and non-assessable shares of the Company's common stock, with a fair value of approximately $39 million, as calculated using the Company's closing stock price on April 28, 2025 of $12.82 per share; and (iii) the remaining balance of LTRIP's 0.50% exchangeable senior debentures (the “Exchangeable Debentures”), was repaid. The repayment of the Exchangeable Debentures occurred in two phases: (i) $326 million were repaid during March

2025 by LTRIP with the use of proceeds from the Loan Agreement, and (ii) $4 million were repaid by the Company during May 2025.

The Loan Agreement subsequently expired in accordance with the terms of the Merger Agreement upon closing of the Merger on April 29, 2025. As a result, the Loan Agreement balance of $327 million, initially classified as “stockholder note receivable - related party,” a reduction to stockholders’ equity in our consolidated balance sheet, is no longer payable to the Company by LTRIP, and it has been included in the aggregate transaction price of the Merger (see Merger accounting discussion below).

Prior to the Merger, assets held by LTRIP substantially consisted of shares of the Company’s common stock. Immediately prior to the closing of the Merger, LTRIP beneficially owned approximately 26.8 million shares of the Company's common stock, consisting of 14.0 million shares of common stock and 12.8 million shares of Class B common stock. As a result, the Company accounted for the Merger as a repurchase of the Company's common stock previously held by LTRIP. As such: (i) the aggregate transaction price of the repurchase was recorded as an increase to treasury stock within stockholders’ equity on our consolidated balance sheet, and (ii) the cash portion of the aggregate transaction price of the repurchase is reflected as a financing cash outflow within our consolidated statement of cash flows. The amount allocated to treasury stock on the consolidated balance sheet totaled $437 million, consisting of: (i) the aggregate cash and common stock consideration paid in connection with the repurchase of $431 million, plus (ii) all direct expenses and fees associated with the repurchase of approximately $19 million; partially offset by (iii) $13 million in LTRIP net operating loss carryforwards (“NOLs”), tax effected, retained by the Company, which was recorded as an asset to deferred income taxes, net on our consolidated balance sheet. Immediately following the close of the Merger, on April 29, 2025, the Board of Directors formally retired the shares of Tripadvisor common stock and Class B common stock previously held by LTRIP, thereby canceling approximately 26.8 million shares of the Company, which reduced the Company’s outstanding shares by the same number. Refer to “Note 14: Stockholders’ Equity”, under the section titled “Retirement of Treasury Shares”for further information.

As a result of the Merger, the Company is no longer a controlled company under the Nasdaq Stock Market Listing Rules (the “Nasdaq Rules”) and no longer subject to the Governance Agreement by and among the Company, Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (as amended by the Assignment and Assumption of Governance Agreement, dated August 12, 2014).

Redomestication to Nevada

Separately, effective April 29, 2025, the Company effected the redomestication of the Company to the State of Nevada by conversion, which redomestication by conversion was approved by the Company's stockholders in June 2023. With respect to such redomestication, a Plan of Conversion was filed with the Delaware Secretary of State and Articles of Conversion and Articles of Incorporation were filed with the Nevada Secretary of State. The redomestication of the Company had no impact on our consolidated financial statements.

Reportable Segment Changes

In the fourth quarter of 2025, the Company announced the realignment of its operating model to support its long-term goals and strategic priorities. As a result, in consultation with the Company's Chief Executive Officer ("CEO"), who also is the chief operating decision maker (“CODM”), we evaluated our operations and realigned the reportable segment information which our CODM regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The revised segment reporting structure consists of the following reportable segments: (1) Experiences; (2) Hotels and Other; and (3) TheFork. For further information on our segments, including the change in segments, and principal revenue streams within these segments refer to “Note 18: Segment and Geographic Information,” in these notes to our consolidated financial statements. All prior period segment disclosure information has been recast to conform to the current reporting structure in this Form 10-K. This recast had no effect on our consolidated financial statements in any period.

Description of Business

The Tripadvisor group (the “Group”) is a portfolio of global online platforms purpose-built to connect travelers with experiences, accommodations, restaurants and other relevant travel destination points of interest (“POIs”). Our mission is to be the world’s most trusted source for travel and experiences.

We offer travelers the ability to search, discover, book, and review experiences, hotels, and restaurants seamlessly through our two-sided marketplaces across three primary consumer-facing brands: Viator, Tripadvisor, and TheFork. Tripadvisor also plays a unique role in broader travel planning and guidance, offering authentic traveler-submitted reviews and content, travel planning tools and related technology to instill confidence for travelers in every part of their travel journey.

The Company measures its financial performance within the following reportable segments: Experiences, Hotels and Other, and TheFork. The Company’s strategy is focused on growing and scaling its Experiences and TheFork marketplaces, which we believe represents an attractive long-term value creation opportunity, while optimizing its legacy offerings within the Hotels and Other segment for profitability.

The Experiences segment includes Viator, a pure-play, experiences online travel agency (“OTA”), offering a two-sided global marketplace for tours, activities, and attractions; it also includes Tripadvisor’s points-of-sale for experiences. Viator's global online marketplace focus is merchandising bookable experiences to travelers that typically have relatively higher purchase intent either pre-destination or in-destination. Tripadvisor is an online global travel guidance platform that also merchandises experiences to its audience, which more commonly serves travelers in the discovery and planning phases. Both brands leverage Viator’s centralized supply platform that supports operator onboarding, operator inventory management, bookings, payments, fraud prevention, and customer support. In addition to its owned and operated platforms (Viator and Tripadvisor), the Company also syndicates its experiences supply to other third-party endemic and non-endemic demand partners. The Hotels and Other segment primarily consists of the Tripadvisor hotel and restaurant guidance platform, which includes hotel metasearch, and related advertising offerings primarily for hotels and restaurants. TheFork operates as a leading online restaurant reservation and dining management platform, enabling diners to discover and book reservations in more than 50,000 restaurants across 11 European countries.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including travel experiences taken, and traveler accommodation stays, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital; while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions or economic uncertainty, public health-related events, as well as other factors.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the years ended December 31, 2025, 2024 and 2023 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The

Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2025 and 2024, there was $3 million of unamortized contract costs in other long-term assets on our consolidated balance sheet. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to personnel expense on our consolidated statements of operations during each of the years ended December 31, 2025, 2024 and 2023, was $1 million. We assess such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2025, 2024 and 2023.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations and the timing of when the performance obligations are satisfied. The determination of our performance obligations does not require significant judgment given that we generally do not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where we recognize revenue over time, we generally have either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method or based on other output measures that provide a faithful depiction of the transfer of our services. When an estimate for cancellations is included in the transaction price, we base our estimate on historical cancellation rates and current trends. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by us from a customer, are reported on a net basis, or in other words excluded from revenue on our consolidated financial statements.

The Company offers various traveler incentive programs such as discounts and credits, which award participating travelers with credits granted at the time of a current purchase to be redeemed in the future. We record the discounts as reduction in revenue at the date we record the corresponding revenue transaction. These traveler incentive programs were not material to our consolidated financial statements in any period presented.

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

Experiences Segment

We provide a two-sided online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through our Viator and Tripadvisor branded platforms, which includes websites, mobile web, and mobile app. Through Viator, we also power traveler bookings of tours, activities and attractions on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTA’s, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.

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

Hotels and Other Segment

Hotels Revenue. Our largest source of Hotels and Other segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which we refer to as hotel metasearch (also referred to as hotel auction) revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where the travel partner bids for rates and availability to be listed on our platform. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s website. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner’s website as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners monthly, consistent with the timing of the service. To a much lesser extent, we also generate revenue from our cost-per-acquisition, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partner's website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers, and we act as an agent under GAAP. Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler's stay. CPA revenue is generally billed to our travel partners two months after traveler stays are completed.

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

Other Revenue. Other revenue primarily consists of Tripadvisor Dining and Cruise revenue. While Other Revenue includes revenue from vacation rentals, flights and rental cars for all periods presented through December 31, 2025, as the Company enters 2026, it no longer offers travelers access to these categories on our platform.

We generate revenue from our restaurant offerings on Tripadvisor-branded websites and mobile apps. Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned from restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by TheFork, which are then eliminated on a consolidated basis. The performance obligations, timing of customer payments for dining transactions, and methods of revenue recognition are consistent with TheFork segment, as described below. In addition, Tripadvisor restaurant offerings, or B2B restaurant offerings, generate subscription fees for subscription-based advertising to our restaurant partners that allow restaurants to manage and promote their website URL, email address, phone number, special offers and other information related to their business, as well as access to certain online reservation management services, marketing analytic tools, and menu syndication services. As the performance obligation is to provide restaurants with access to these services over a subscription period, the subscription fee revenue is recognized over the subscription period on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. In addition, we offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of clicks by consumers on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements agreed to by our restaurant partners are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners monthly, consistent with the timing of the service.

Other Revenue also includes revenue generated from our cruise offering on Tripadvisor-branded websites and mobile apps, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these offerings, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

TheFork Segment

We provide information and services for consumers to research and book dining reservations through our European-based online restaurant reservations and dining management platform, TheFork. We primarily generate revenue from each booking reservation we facilitate on our platform, calculated on a per seated diner fee or as a percentage of cost of meal basis, which is paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we generate subscription fees in exchange for providing access to its electronic reservation booking software, including online reservation management services, marketing analytic tools, and menu syndication services. For these services, our performance obligation is to provide restaurants with access to these services over the subscription period, which generally is one-month, and we recognize revenue once our performance obligation is met and invoice restaurants monthly for these subscription services.

Refer to “Note 18: Segment and Geographic Information” for disaggregation of the Company’s revenue by major products and revenue sources. We have determined that the disaggregation of revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2025, we had $47 million recorded as deferred revenue on our consolidated balance sheet, of which $43 million was recognized in revenue and $4 million was refunded due to cancellations by travelers during the year ended December 31, 2025. As of January 1, 2024, we had $49 million recorded as deferred revenue on our consolidated balance sheet, of which $46 million was recognized in revenue and $3 million was refunded due to cancellations by travelers during the year ended December 31, 2024. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. There were no significant changes in deferred revenue during the years ended December 31, 2025 and 2024 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Deferred Merchant Payables

We receive payment from travelers at the time of an experience booking, which is prior to the experience, and we record these amounts, net of our commissions, on our consolidated balance sheet as deferred merchant payables. We pay experience operators after the travelers’ use. Therefore, we receive payment from the traveler prior to paying the experience operator and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $308 million and $255 million at December 31, 2025 and 2024, respectively, on our consolidated balance sheets.

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

Marketing

Marketing expenses (or advertising costs) consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including SEM and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including connected television, traditional television and other offline advertising), promotions and public relations.

We expense costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2025, 2024 and 2023, we recorded advertising expense of $791 million, $729 million, and $705 million, respectively, in marketing expense on our consolidated statements of operations. We include prepaid advertising expenses in prepaid expenses and other current assets on our consolidated balance sheets, which was not material as of December 31, 2025 and 2024.

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

Stock-Based Compensation

Stock Options. Our employee stock options generally consist of service-based awards. The exercise price is equal to the market price of the underlying shares of our common stock at the date of grant. In this regard, when granting stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Restricted Stock Units. Restricted stock units (“RSUs”) are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. We measure the estimated fair value of RSUs based on the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We also issue deferred stock units ("DSUs") in certain cases to non-employee members of our board of directors. We measure the estimated fair value and recognize related compensation expense for DSUs as described above for RSUs; over a one-year requisite service period.

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

Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

Our cash consists of available on demand bank deposits held in global financial institutions. Our cash equivalents generally consist of highly liquid investments, generally including money market funds, time deposits and marketable securities, with maturities of 90 days or less at the date of purchase. Our cash balance includes amounts collected on behalf of, but not yet remitted to experiences operators, which are included in the caption deferred merchant payables on our consolidated balance sheets.

As of December 31, 2025 and 2024, we did not have any cash and cash equivalents classified as restricted cash.

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

The Company's investment portfolio at any point in time may contain various investments, including, in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, overnight demand deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2025 and 2024, the Company had no available-for-sale securities.

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

The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures, changes in global economic policies, or uncertainty associated with local or global economic recessions, or other customer-specific factors.

The following table presents the changes in our allowance for expected credit losses for the periods presented:

	December 31,
	2025	2024	2023
	(in millions)
Allowance for expected credit losses:
Balance, beginning of period	$25	$21	$28
Provision charged to expense	8	8	6
Write-offs, net of recoveries and other adjustments	(6)	(4)	(13)
Balance, end of period	$27	$25	$21

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

Our lease contracts contain both lease and non-lease components which we combine as a single component under our accounting policy by asset class, except for office space leases and certain other leases, such as co-location data center leases, which we account separately for the lease and non-lease components. For leases which the consideration in the contract is allocated to lease and non-lease components, we base it on each component’s relative standalone price. We determine standalone prices for the lease components based on the prices for which other lessors lease similar assets on a standalone basis. We determine standalone prices for the non-lease component based on the prices that third-party suppliers charge for services for similar assets on a standalone basis. If observable standalone prices are not readily available, we estimate the standalone prices based on other available observable information. However, for certain categories of equipment leases, such as network equipment and others, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases that have similar characteristics, we apply a portfolio approach to effectively account for operating lease right-of-use ROU assets and operating lease liabilities.

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

Finance Leases

Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease ROU assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. Amortization expense for finance lease ROU assets and interest accretion on finance lease liabilities is recorded to depreciation and interest expense, respectively, in our consolidated statements of operations.

We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts. This lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each and is accounted for as a finance lease.

Operating Leases

Our office space leases, exclusive of our corporate headquarters, are operating leases, which we lease an aggregate of approximately 172,000 square feet at nearly 25 locations across North America, Europe and Asia Pacific, in cities such as New York, London, Singapore, Barcelona and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates, with the latest expiring in December 2034.

Operating lease ROU assets and liabilities are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets associated with operating leases comprise the initial lease liability and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities is recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item within the adjustments to reconcile net income (loss) to net cash provided by operating activities in our consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Our operating leases generally include options to extend the lease terms for up to approximately 6 years and/or terminate certain leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our consolidated statement of operations, which were not material during the years ended December 31, 2025, 2024 and 2023. In addition, our short-term lease costs were not material in any period presented.

We sublease certain floors of our corporate headquarters office space in Needham, Massachusetts. These subleases have terms ranging from 4 to 8 years that will expire at various dates by fiscal year 2030. We generally recognize sublease income on a straight-line basis over the sublease term. We present our operating lease costs net of sublease income in our consolidated statements of operations.

We also establish assets and liabilities at the present value of estimated future costs to return certain of our leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of both December 31, 2025 and 2024.

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

During the fourth quarter of 2025, the composition of our reportable segments was changed, as discussed above and in “Note 18: Segment and Geographic Information.” Following the change in reportable segments, our new reporting units for the purposes of goodwill impairment testing were identified as follows: (1) Experiences, (2) Hotels and Other, and (3) TheFork. The Experiences reporting unit includes the operations of our former Viator reporting unit; in addition to Tripadvisor point-of-sale experiences revenue and associated operating expenses. The Hotels and Other reporting unit includes the operations of our former Brand Tripadvisor reporting unit; excluding Tripadvisor point-of-sale experiences revenue and associated operating expenses. As a result of this reporting unit change, we performed a qualitative impairment assessment on our former reporting units prior to implementing the new segment reporting structure and determined that it was more likely than not that the fair value of all former reporting units was greater than the carrying value. As part of our qualitative assessment for our goodwill impairment analysis of our former reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units during the second quarter of 2022, (i) changes in the regulatory environment, (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods.

We then performed a goodwill impairment test for each of the three new reporting units (Experiences, Hotels and Other, and TheFork) upon the change in reportable segments using a quantitative impairment assessment that used a combination of: (i) an income approach based on discounted cash flow analysis, and (ii), a market approach based on market multiples, for each reporting unit. We concluded the estimated fair values were substantially in excess of the carrying values for the new reporting units, and therefore, no indications of impairment were identified as a result of these changes in the fourth quarter of 2025. Significant changes in macroeconomic conditions, industry and market environments or financial performance could result in a future impairment of goodwill, in particular the Hotels and Other reporting unit if expected profitability trends assumed in the discounted cash flow analysis are not realized. As a result of the change in segments, the Company used a relative fair value approach to estimate the portion of goodwill carrying amount associated with the former Brand Tripadvisor reporting unit for which to allocate to the new Experiences reporting unit, which was $190 million. This reflects the combining of the Tripadvisor point-of-sale experiences commerce into the new Experiences segment from the former Brand

Tripadvisor segment. Refer to “Note 6: Goodwill and Intangibles” for a summary of our goodwill activity by reportable segments.

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

During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2025, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2025.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our other long-term assets, including property and equipment, net and operating lease right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. The Company’s impairment evaluation is performed at the asset group level or the lowest level for which identified cash flows are largely independent, which the Company has defined as the reporting unit level. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their estimated fair value and would be included in operating income (loss) on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded other long-term assets on our consolidated balance sheet at December 31, 2025 or 2024.

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

In addition, our subsidiaries also engage in transactions in currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on foreign currency exchange rates at the time such transactions arise. Subsequent changes in foreign currency exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange losses of $9 million, $2 million and $5 million, respectively, for the years ended December 31, 2025, 2024 and 2023, in other income (expense), net on our consolidated statements of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

Derivative Financial Instruments

We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in other income (expense), net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in foreign currency exchange rates reported in other income (expense), net on our consolidated statements of operations. In certain circumstances, we enter into forward contracts to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments is classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges during the years ended December 31, 2025, 2024 or 2023. Refer to “Note 3: Financial Instruments and Fair Value Measurements” for additional information on our derivatives.

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

Debt Issuance Costs

We defer costs we incur to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and amortize these costs using the effective interest rate method to interest expense over the term of the debt. We also defer costs we incur to enter into a credit facility or to amend our existing revolving credit facility, which are presented on the consolidated balance sheet as a long-term asset and amortize these costs using the effective interest rate method to interest expense over the term of the credit facility.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations, including a concentration related to dependence on our relationships with our customers. For the years ended December 31, 2025 and 2024, Booking (and its subsidiaries) accounted for 10% or more of our consolidated revenue, and together with Expedia (and its subsidiaries), our two most significant travel partners, accounted for approximately 21% and 22% of our consolidated revenue, respectively. For the year ended December 31, 2023, Expedia and Booking each accounted for 10% or more of our consolidated revenue, and together accounted for approximately 25%, of our consolidated revenue. Nearly all of this concentration of revenue is recorded in our Hotels and Other segment during these reporting periods.

Additionally, our business is dependent on relationships with third-party service providers that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, such as our experience operators. However, no one operator’s inventory resulted in more than 10% of our revenue on a consolidated basis or at a reportable segment level in any period presented. Refer to “Note 18: Segment and Geographic Information” for information on geographic and product revenue concentrations and fixed assets by geographic location. As of December 31, 2025 and 2024, Expedia accounted for approximately 5% and 10% of our consolidated accounts receivable, net, respectively.

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

Contingent Liabilities

Routinely, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statement of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. Significant judgment may be required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Treasury Stock

Repurchases of Treasury Shares

Shares of our common stock repurchased, including incremental direct costs to purchase treasury stock, including excise tax, are recorded at cost as treasury stock and result in a reduction in stockholders' equity on our consolidated balance sheet. We may reissue these treasury shares. When treasury shares are reissued, we use the average cost method for determining the cost of reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in-capital. If the issuance price is lower than the cost, the difference is first charged against any credit balance in additional paid-in-capital from the previous issuances of treasury stock and any remaining balance is charged to retained earnings.

Retirement of Treasury Shares

The retirement of treasury shares is recorded as a reduction to common stock, equal to the par value of the shares retired, on our consolidated balance sheet. The excess carrying value of the treasury shares over par value is recorded as a reduction of additional paid-in capital, to the extent there is additional paid-in capital in the same class of stock, with any remaining excess as a reduction to retained earnings.

Earnings Per Share (“EPS”)

Basic EPS Attributable to Common Stockholders

We compute basic earnings per share, or Basic EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute the weighted average number of common shares outstanding during the reporting period using the total of all common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any common shares repurchased during the reporting period.

Diluted EPS Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We compute the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock used in the Basic EPS calculation as indicated above; (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares, primarily restricted stock units and stock options using the treasury stock method; and (iii) if dilutive, performance-based and market-based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period are also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method, as share settlement is presumed under GAAP. When convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate Diluted EPS. Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of December 31, 2025, 2024, and 2023, the market price of a share of our common stock did not exceed the $107.36 cap price. Refer to “Note 8: Debt” for further information regarding our 2026 Senior Notes and Capped Calls.

In periods of net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. We adopted this accounting guidance on December 31, 2025, and applied it prospectively in our consolidated financial statements. Refer to “Note 10: Income Taxes” for information required under the adoption of this accounting guidance.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued new accounting guidance that clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued new accounting guidance that provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under ASC 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In addition, we are currently considering the timing of adoption and remain in the process of evaluating the impact of adopting the newly issued accounting rules discussed below on our consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued new accounting guidance, which clarifies the guidance in ASC 270, Interim Reporting, to improve the consistency of interim financial reporting. The guidance provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted.

NOTE 3: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2025 and 2024, we had approximately $1.0 billion and $1.1 billion, respectively, of cash and cash equivalents, which consisted of available on demand bank deposits and time deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of December 31, 2025 and 2024, respectively, and there were no purchases or sales of any marketable securities during the years ended December 31, 2025, 2024 and 2023.

The following table shows our cash and cash equivalents, which are measured at fair value on a recurring basis and categorized using the fair value hierarchy, as well as their classification on our consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$666	$666	$666	$742	$742	$742
Level 1:
Money market funds	339	339	339	322	322	322
Level 2:
Time deposits	30	30	30	—	—	—
Total	$1,035	$1,035	$1,035	$1,064	$1,064	$1,064
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the periods ended December 31, 2025, 2024 and 2023, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts were carried at fair value on our consolidated balance sheets at December 31, 2025 and 2024. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our forward contracts in other income (expense), net on our consolidated statement of operations. We recorded a net loss of $2 million for the year ended December 31, 2025, and a net gain of $1 million for the year ended December 31,2024, related to our forward contracts, while this amount was not material for the year ended December 31, 2023.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2025	December 31, 2024
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$—	$11

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

Other Financial Assets and Liabilities

As of December 31, 2025 and 2024, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our consolidated balance sheet to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	December 31, 2025	December 31, 2024
	(in millions)
Accounts receivable	$180	$187
Contract assets	29	20
Total	$209	$207

Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the years ended December 31, 2025 and 2024 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Long-Term Debt

The following table shows the aggregate principal and fair value amount of the 2026 Senior Notes and Term Loan B Facility as of the dates presented, and are considered Level 2 fair value measurements. Refer to “Note 8: Debt” for additional information related to our 2026 Senior Notes and Term Loan B Facility.

	December 31, 2025				December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
2026 Senior Notes	$345	$(1)	$344	$340	$345	$(2)	$343	$323
Term Loan B Facility (2)	$840	$(12)	$828	$821	$499	$(6)	$493	$504
(1)
We estimate the fair value of the 2026 Senior Notes and Term Loan B Facility based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(2)
During the first quarter of 2025, the Company increased its existing Term Loan B Facility borrowings in the amount of $350 million. Refer to “Note 8: Debt” for further information.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2025 and 2024.

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

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of this minority investment was $26 million and $28 million as of December 31, 2025 and 2024, respectively, and is included in non-marketable investments on our consolidated balance sheets. During each of the years ended December 31, 2025, 2024 and 2023, we recognized a loss of $2 million, representing our share of the investee’s net loss in other income (expenses), net within the consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. Due to ongoing operating losses, we performed a qualitative assessment to evaluate whether this equity investment is impaired as of December 31, 2025. During the years ended December 31, 2025, 2024 and 2023, respectively, we did not record any impairment loss on this equity investment. The remaining deferred income liability of $23 million is presented in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheet of $3 million and $20 million, respectively, as of December 31, 2025.

The Company has various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements with the equity method investee are considered related-party transactions, and were not material for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Equity Investments

We also hold a minority investment in equity securities of a privately-held company and does not have a readily determinable fair value. As of both December 31, 2025 and 2024, the total carrying value of this investment was $2 million, and included in non-marketable investments on our consolidated balance sheets.

Our policy is to measure this equity investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators, if any, to evaluate whether this investment is impaired and monitor for any observable price changes. During the years ended December 31, 2025, 2024 and 2023, we did not record any impairment loss on this equity investment or note any observable price change indicators.

Other Long-Term Assets

In June 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. The Company classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both December 31, 2025 and 2024, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for expected credit losses.

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

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following as of the dates presented:

	December 31, 2025	December 31, 2024
	(in millions)
Capitalized website development	$615	$558
Finance lease right-of-use asset (Note 5)	114	114
Leasehold improvements	28	24
Computer equipment and purchased software	56	56
Furniture, office equipment and other	17	15
	830	767
Less: accumulated depreciation	(620)	(567)
Total	$210	$200

As of December 31, 2025 and 2024, the carrying value of our capitalized website development costs, net of accumulated amortization, was $127 million and $115 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we capitalized $76 million, $73 million and $66 million, respectively, related to website development costs. For the years ended December 31, 2025, 2024 and 2023, we recorded amortization of capitalized website development costs of $68 million, $59 million and $55 million, respectively, which is included in depreciation expense on our consolidated statements of operations. During the year ended December 31, 2025, we retired and subsequently disposed of certain capitalized website development projects and computer equipment and purchased software, which were no longer in use and fully depreciated, with a total gross cost and related accumulated depreciation of $43 million.

NOTE 5: LEASES

Operating and finance lease assets and liabilities consist of the following as of the dates presented:

		December 31,	December 31,
	Presentation on Consolidated Balance Sheet	2025	2024
		(in millions)
Noncurrent Lease Assets:
Finance lease	Property and equipment, net	$48	$57
Operating lease	Operating lease right-of-use-assets	35	17
	Total lease assets	$83	$74

Current Lease Liabilities:
Finance lease	Accrued expenses and other current liabilities	$7	$7
Operating lease	Accrued expenses and other current liabilities	7	6
	Total current lease liabilities	$14	$13

Noncurrent Lease Liabilities:
Finance lease	Finance lease liability, net of current portion	$36	$43
Operating lease	Operating lease liabilities, net of current portion	29	11
	Total noncurrent lease liabilities	$65	$54

	Total lease liabilities	$79	$67

As of December 31, 2025, we did not have any operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

The components of lease expense were as follows for the periods presented:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Operating lease cost (1)	$10	$14	$17
Finance lease cost:
Amortization of right-of-use assets (2)	$10	$10	$10
Interest on lease liabilities (3)	2	2	3
Total finance lease cost	$12	$12	$13
Sublease income (1)	(4)	(3)	(5)
Total lease cost, net	$18	$23	$25
(1)
Operating lease costs, net of sublease income, are included in operating expenses on our consolidated statements of operations.
(2)
Amount is included in depreciation expense in our consolidated statements of operations.
(3)
Amount is included in interest expense in our consolidated statements of operations.

Additional information related to our leases is as follows for the periods presented:

	Year ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9	$12	$17
Operating cash outflows from finance lease	$2	$2	$4
Financing cash outflows from finance lease	$8	$7	$8

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$23	$13	$4

	Year ended December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	7.0 years	5.1 years
Finance lease	5.0 years	6.0 years

Weighted-average discount rate:
Operating leases	6.3%	5.5%
Finance lease	4.5%	4.5%

Future lease payments under non-cancelable leases as of December 31, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2026	$10	$10
2027	$7	$10
2028	$6	$10
2029	$4	$10
2030	$4	$8
Thereafter	$14	$—
Total future lease payments	$45	$48
Less imputed interest	(9)	(5)
Total lease liabilities	$36	$43

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Brand Tripadvisor	Viator	TheFork (1)	Experiences	Hotels and Other	TheFork (1)	Total
	(in millions)
Balance as of December 31, 2023	$601	$120	$108	$—	$—	$—	$829
Foreign currency translation adjustments	—	(3)	(12)	—	—	—	(15)
Balance as of December 31, 2024	$601	$117	$96	$—	$—	$—	$814
Foreign currency translation adjustments	3	3	24	—	—	—	30
Re-allocation to new segments (2)	(604)	(120)	(120)	310	414	120	—
Balance as of December 31, 2025	$—	$—	$—	$310	$414	$120	$844

(1)
The carrying value of TheFork's goodwill was not impacted by the changes in our reportable segments in the fourth quarter of 2025.
(2)
Refer to “Note 18: Segment and Geographic Information” for information regarding our reportable segment changes in the fourth quarter of 2025 and “Note 2: Significant Accounting Policies” for information regarding the Company’s re-allocation of goodwill.

There were no goodwill impairment charges recognized on our consolidated statements of operations during the years ended December 31, 2025, 2024, or 2023. Refer to “Note 2: Significant Accounting Policies” for discussion regarding the Company’s 2025 goodwill impairment assessment. As of both December 31, 2025 and 2024, accumulated goodwill impairment losses totaled $3 million and was associated with the Hotels and Other segment.

Intangibles

Intangible assets, acquired in business combinations and recorded at fair value on the date of purchase, consisted of the following as of the dates presented:

	December 31,
	2025	2024
	(in millions)
Intangible assets with definite lives	$203	$195
Less: accumulated amortization	(200)	(189)
Intangible assets with definite lives, net	$3	$6
Intangible assets with indefinite lives (1)	30	30
Total	$33	$36

(1)
Indefinite-lived intangible assets consist of Tripadvisor trade names and trademarks.

Amortization expense for definite-lived intangible assets was $3 million, $6 million, and $9 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

There were no impairment charges recognized to our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 related to our intangible assets. Refer to “Note 2: Significant Accounting Policies” for discussion of the Company’s 2025 indefinite-lived intangible impairment assessment.

The following table presents the components of our intangible assets with definite lives as of the dates presented:

		December 31, 2025			December 31, 2024
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks		$43	$(43)	$—	$44	$(44)	$—
Customer lists and supplier relationships	1.9	95	(92)	3	89	(84)	5
Subscriber relationships		25	(25)	—	22	(22)	—
Technology and other		40	(40)	—	40	(39)	1
Total	1.9	$203	$(200)	$3	$195	$(189)	$6

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2026	$2
2027	1
2028	—
2029	—
2030	—
2031 and thereafter	—
Total	$3

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	December 31, 2025	December 31, 2024
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$70	$74
Accrued marketing costs	68	67
Finance lease liability - current portion (1)	7	7
Operating lease liabilities - current portion (1)	7	6
Non-income taxes payable (2)	9	18
Accrued legal contingencies (3)	—	10
Investment tax credit (4)	20	—
Restructuring and other related reorganization costs (5)	20	5
Other	48	62
Total	$249	$249

(1)
Refer to “Note 5: Leases” for further information regarding our lease obligations.
(2)
Amounts are primarily related to unpaid digital services taxes.
(3)
Refer to “Note 11: Commitments and Contingencies” for further information.
(4)
Refer to “Note 10: Income Taxes” for further information.
(5)
The following table summarizes our restructuring and other related reorganization costs for the periods presented:

	Employee Severance and Benefits	Other (1)	Total
	(in millions)
Accrued liability as of December 31, 2023	$13	$—	$13
Charges (1)	3	18	21
Payments	(11)	(18)	(29)
Accrued liability as of December 31, 2024	$5	$—	$5
Charges (2)(3)	43	—	43
Payments	(28)	—	(28)
Accrued liability as of December 31, 2025	$20	$—	$20

(1)
During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result, the Company incurred and paid a one-time contract termination fee to a third-party professional services firm of $18 million within its Hotels and Other segment (formerly Brand Tripadvisor segment). In addition, these actions also included estimated pre-tax restructuring and other related reorganization costs of $3 million during the three months ended December 31, 2024, which consisted of employee severance and related benefits, and was paid during the first quarter of 2025.
(2)
As a result of these actions taken, as noted above, the Company incurred and paid estimated pre-tax restructuring and other related reorganization costs of $10 million during the year ended December 31, 2025, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment.
(3)
Separately, and unrelated to the restructuring events noted above, during the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments (formerly Viator and Brand Tripadvisor segments, respectively) to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $33 million during the three months ended December 31, 2025, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment, and to lesser extent, our Experiences segment. We expect the majority of remaining unpaid costs as of December 31, 2025 to be disbursed during the first quarter of 2026.

NOTE 8: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	December 31, 2025	December 31, 2024
	(in millions)
Short-term debt:
Term Loan B Facility due 2031	$9	$5
0.25% Convertible 2026 Senior Notes due 2026	345	—
Unamortized Debt Issuance Costs	(1)	—
Total short-term debt	$353	$5

Long-term debt:
Term Loan B Facility due 2031	$831	$494
0.25% Convertible 2026 Senior Notes due 2026	—	345
Unamortized Debt Issuance Costs	(12)	(8)
Total long-term debt	$819	$831

Credit Agreement

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and, amended and restated in June 2023 (the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028. On July 8, 2024, the Company entered into the First Amendment to its Credit Agreement, which primarily implemented the Term Loan B Facility (discussed below), and, on March 20, 2025, entered into the Second Amendment to the Amended Credit Agreement, which increased the existing Term Loan B Facility in the amount of $350 million. On June 5, 2025, the Company entered into the Third Amendment to the amended Credit Agreement, which amended the Credit Facility’s maturity conditions (the Credit Agreement, with the First Amendment, the Second Amendment and the Third Amendment is hereinafter referred to as the “Amended Credit Agreement”). The Credit Facility had previously provided a conditional maturity date (referred to as “Springing Maturity Date” in Amended Credit Agreement) that was 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more. The Third Amendment defined the occurrence of Springing Maturity Date as 91 days or fewer prior to the final schedule maturity date in respect of the aggregate outstanding principal amount of indebtedness under the 2026 Senor Notes that is $200 million or more and the aggregate amount of unrestricted cash of the Company and its restricted subsidiaries, less deferred merchant payables, is less than $500 million. The Amended Credit Agreement does not change the aggregate amount of revolving commitments available at $500 million related to our Credit Facility.

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

Credit Facility

As of December 31, 2025 and 2024, we had no outstanding borrowings from the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of December 31, 2025 and 2024, we had issued $4 million and $3 million, respectively, of undrawn standby letters of credit under the Credit Facility. For the years ended December 31, 2025, 2024 and 2023, we recorded total commitment fees on the Credit Facility of $1 million to interest expense on our consolidated statements of operations. The Amended Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to 1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control. As of December 31, 2025 and 2024, the Company was in compliance with its existing covenants.

The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Adjusted Term SOFR rate for the interest period in effect for such borrowing in U.S. dollars, the EURIBO rate for the interest period in effect for such borrowings in Euro and the Daily Simple SONIA rate for the interest period in effect for such borrowings in Sterling; plus, in each case, an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on the Company’s total net leverage ratio; or (ii) the Alternate Base Rate (“ABR”), which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% plus an applicable margin ranging from 0.75% to 1.50%, based on the Company’s total net leverage ratio. In addition, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2025, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio.

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

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate ("SOFR") plus 2.75% and was offered at 99.75% of par. On July 15, 2024, the Company used these borrowed funds to fully redeem its outstanding 2025 Senior Notes. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350 million, with a maturity date of July 8, 2031 and an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's 2026 Senior Notes and for general corporate purposes. The Company incurred $9 million of debt issuance costs associated with the Tack-On Incremental Term Loan B Facility. We refer to the original Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.”

As of December 31, 2025 and 2024, the interest rate on the Term Loan B Facility was 6.47% and 7.11%, respectively, and the weighted-average interest rate on the Term Loan B Facility was 6.98% and 7.74% for the years ended December 31, 2025 and 2024, respectively. The Term Loan B Facility is required to be paid down at 1.00%

of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the original principal amount with the balance due on the maturity date. Principal payments of $9 million and $1 million were made during the years ended December 31, 2025 and 2024, respectively. The Term Loan B Facility has no financial covenants.

As of December 31, 2025, and in connection with the issuance of the Term Loan B Facility, we have $12 million remaining of debt issuance costs, comprised of the initial purchasers’ discount, lender fees, and other debt financing costs. These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations. As of December 31, 2025 and 2024, unpaid interest on the Term Loan B Facility was not material. During the years ended December 31, 2025 and 2024, we recorded $55 million and $19 million, respectively, of interest expense on our consolidated statements of operations.

2025 Senior Notes

On July 15, 2024, the Company redeemed all $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes, in addition to the settlement of accrued and unpaid interest. As a result, we recognized a loss on extinguishment of debt of $2 million, which primarily consisted of a non-cash write-off of unamortized debt issuance costs, and is included in Other income (expense), net on our consolidated statement of operations the year ended December 31, 2024. During the years ended December 31, 2024 and 2023, we recorded $19 million and $35 million of interest expense, respectively, on our consolidated statements of operations.

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $345 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The terms of the 2026 Senior Notes are governed by an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year. As of December 31, 2025 and 2024, unpaid interest on our 2026 Senior Notes was not material.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt. The debt issuance costs are being amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations. During the years ended December 31, 2025, 2024 and 2023, our effective interest rate on our 2026 Senior Notes, including debt issuance costs, was approximately 0.27%, 0.33% and 0.40%, respectively, and $1 million was recorded as interest expense on our consolidated statements of operations for each of the years ended December 31, 2025, 2024 and 2023.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and were recorded as a reduction to additional paid-in-capital within stockholders’ equity on our consolidated balance sheet when the Capped Calls were purchased in March 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, upon entering into the Capped Calls we recorded an associated deferred tax asset of $9 million, as we made an income tax election allowable under the Internal Revenue Service (“IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

NOTE 9: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	December 31, 2025	December 31, 2024
	(in millions)
Unrecognized tax benefits (1)	$73	$78
Deferred gain on equity method investment (2)	20	23
Other	4	3
Total	$97	$104

(1)
Refer to “Note 10: Income Taxes” for further information. Amounts include accrued interest related to this liability.
(2)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment. Refer to “Note 3: Financial Instruments and Fair Value Measurements” for additional information.

NOTE 10: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Domestic	$26	$61	$95
Foreign	19	26	30
Income (loss) before income taxes	$45	$87	$125

The components of our provision (benefit) for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current income tax expense (benefit):
Federal	$(1)	$129	$94
State	—	29	25
Foreign	8	(62)	21
Current income tax expense (benefit)	7	96	140
Deferred income tax expense (benefit):
Federal	(2)	(13)	(9)
State	(2)	2	6
Foreign	2	(3)	(22)
Deferred income tax expense (benefit)	(2)	(14)	(25)
Provision (benefit) for income taxes	$5	$82	$115

The significant components of our deferred tax assets and deferred tax liabilities consisted of the following as of the dates presented:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Stock-based compensation	$9	$9
Net operating loss carryforwards	127	93
Provision for accrued expenses	8	10
Lease financing obligation	10	12
Foreign advertising spend	14	13
Tax credit carryforward	18	8
Capitalized research expenses	87	71
Interest carryforward	33	40
Other	9	8
Total deferred tax assets	$315	$264
Less: valuation allowance	(122)	(106)
Net deferred tax assets	$193	$158
Deferred tax liabilities:
Intangible assets	$(43)	$(42)
Property and equipment	(1)	(2)
Prepaid expenses	(4)	(3)
Building - corporate headquarters	(9)	(10)
Other	—	(1)
Total deferred tax liabilities	$(57)	$(58)
Net deferred tax asset (liability)	$136	$100

At December 31, 2025, we had U.S. federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $72 million, $44 million, and $424 million, respectively. U.S. federal NOLs of $72 million expire at various times starting from 2029. State NOLs of $6 million may be carried forward indefinitely, while the remaining state NOLs of $38 million expire at various times starting from 2029. Foreign NOLs of $410 million may be carried forward indefinitely, while the remaining foreign NOLs of $14 million expire at various times starting from 2026. Additionally, we had a U.S. capital loss carryforward of $8 million as of December 31, 2025. A full valuation allowance has been recorded against this asset, as we do not expect to utilize it prior to its 2029 expiration.

As of December 31, 2025, we had a valuation allowance of approximately $122 million related to certain foreign NOLs carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized.

Except for such foreign NOLs and other foreign deferred tax assets, discussed above, we expect to realize all of our deferred tax assets. Due to economic uncertainty and global inflationary pressures, we will continue to monitor our financial performance to determine if the valuation allowance against our deferred tax assets may be necessary in the future.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in millions)	Percent
Income tax expense at the federal statutory rate	$9	21.0%
Domestic federal
Tax Credits
Research credits	(3)	(6.7)%
Foreign tax credits	(3)	(6.7)%
Alternative energy tax credits (1)	(3)	(6.7)%
Nontaxable and nondeductible items
Stock-based compensation	10	22.2%
Executive compensation	3	6.7%
Acquisition costs	(2)	(4.4)%
Cross-border tax laws
GILTI	(1)	(2.2)%
FDII	(11)	(24.4)%
Other	1	2.2%
State and local income taxes, net of federal income tax effect (2)	—	0.0%
Foreign tax effects
United Kingdom
Nontaxable and nondeductible items	2	4.4%
Statutory tax rate difference	(1)	(2.2)%
Stock-based compensation	2	4.4%
Other	1	2.2%
Australia
Statutory tax rate difference	1	2.2%
France
Changes in valuation allowance	4	8.9%
Statutory tax rate difference	(1)	(2.2)%
Italy
Nontaxable and nondeductible items	2	4.4%
Singapore
Nontaxable and nondeductible items	(1)	(2.2)%
Other Foreign Jurisdictions
Statutory tax rate difference	1	2.2%
Other	1	2.2%
Worldwide changes in unrecognized tax benefits	(6)	(14.2)%
Provision (benefit) for income taxes	$5	11.1%

(1)
During the year ended December 31, 2025, pursuant to provisions allowable under the Inflation Reduction Act, the Company purchased $22 million of alternative energy federal tax credits from an unrelated third party. The Company anticipates utilizing the majority of these tax credits in 2025, while using any remaining credits in 2026. During the year ended December 31, 2025, the Company recorded a $3 million income tax benefit upon the purchase of these federal tax credits.
(2)
The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Illinois, California, Massachusetts, New York state and city.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Income tax expense at the federal statutory rate	$18	$26
State income taxes, net of effect of federal tax benefit	5	6
Unrecognized tax benefits and related interest	4	27
IRS audit settlements	42	31
Additional IRS audit impacts (1)	6	—
Transfer pricing reserve adjustment	(4)	24
FDII, GILTI and other provisions	(7)	(9)
Research tax credit	(6)	(4)
Stock-based compensation	15	22
Change in valuation allowance	(1)	(6)
Executive compensation	4	2
Other, net	6	(4)
Provision (benefit) for income taxes	$82	$115
(1)
Amount relates to incremental interest associated with the 2009 through 2011 tax years IRS audit period with Expedia. See below for further information regarding this IRS audit settlement.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law in the United States, with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. The provisions of the Act effective in 2025 were not material and have been reflected in our results, as applicable.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2025. As of December 31, 2025, $584 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Tripadvisor continues to be subject to certain post Spin-Off obligations under the Tax Sharing Agreement for the 2011 tax year, whereby Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off to the extent such amounts resulted from (i) any act or failure to act by Tripadvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of Tripadvisor equity securities or assets or those of a member of the Tripadvisor group; or (iii) any failure of the representations with respect to Tripadvisor or any member of our group to be true or any breach by Tripadvisor or any member of the Tripadvisor group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

We are currently under examination by the IRS for the 2018 tax year and have various ongoing audits for foreign and state income tax returns. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of December 31, 2025, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As previously disclosed, we received Notices of Proposed Adjustments ("NOPA") from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. During the year ended December 31, 2024, we recorded an income tax expense of $42 million, inclusive of interest, related to this settlement on our consolidated statement of operations. The impact to our operating cash in connection with this IRS audit settlement was as follows: (i) during the second quarter of 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, (ii) during the second half of 2024, we made various state tax payments totaling $26 million, inclusive of estimated interest, and (iii) during the fourth quarter of 2024, we received a competent authority refund of $42 million, inclusive of net interest income, from a foreign jurisdiction. This IRS audit settlement resulted in total net operating cash outflow during 2024 of $105 million, which includes federal tax benefits from these payments of $20 million.

In addition, as previously disclosed, we received a NOPA from the IRS for the 2009 through 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, we received notification of a MAP resolution agreement for the 2009 through 2011 tax years, which we accepted in February 2023. During the year ended December 31, 2023, we recorded additional income tax expense of $31 million, inclusive of interest, related to this settlement on our consolidated statement of operations. In addition, during 2023, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these two adjustments resulted in an incremental income tax expense of $55 million recorded during 2023. The impact to our operating cash in connection with this IRS audit settlement was as follows: (i) during the second quarter of 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia, and (ii) during the third quarter of 2023, we received a competent authority refund of $49 million, inclusive of interest income, from a foreign jurisdiction.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. We are also currently subject to audit by HMRC in tax years 2017 through 2023. If HMRC were to seek adjustments of a similar nature through a closure notice for transactions in these years, we could be subject to significant additional tax liabilities. Our policy is to review and update tax reserves as facts and circumstances change.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows during the periods presented:

	December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of year	$99	$136	$157
Increases to tax positions related to the current year	1	2	8
Increases to tax positions related to the prior year	—	34	17
Decreases due to lapsed statute of limitations	—	—	—
Decreases due to tax positions related to the prior year	—	(3)	(6)
Settlements during current year	(8)	(70)	(40)
Balance, end of year	$92	$99	$136

As of December 31, 2025, we had $73 million of unrecognized tax benefits, inclusive of interest, which is classified as long-term and included in other long-term liabilities on our consolidated balance sheet. We also had $43 million of unrecognized tax benefits classified as long-term and included as an offset to our deferred tax asset on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $45 million, excluding interest, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2025 and 2024, total gross interest accrued was $24 million and $22 million, respectively, and recorded to unrecognized tax benefits in other long-term liabilities on the consolidated balance sheets.

The amount of cash income taxes paid by the Company were as follows:

Year Ended December 31,
2025
(in millions)
Federal	$17
State and local	1
Foreign
Australia	2
Italy	6
Portugal	2
All other foreign	1
Income taxes, net of amounts refunded	$29

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, we have contractual obligations and commercial commitments that include expected interest payments on the Term Loan B Facility, expected commitment fees on our Credit Facility, and non-cancellable long-term purchase obligations, as summarized in the table below. The expected amounts and timing of payments discussed below were estimated based on information available to us as of December 31, 2025.

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Expected interest payments on Term Loan B Facility (1)	$286	$53	$105	$102	$26
Expected commitment fee payments on Credit Facility (2)	3	1	2	-	—
Purchase obligations and other (3)	88	43	43	2	—
Total (4)	$377	$97	$150	$104	$26
(1)
The amounts included as expected interest payments on the Term Loan B Facility in this table are based on the effective interest rate as of December 31, 2025, however, the interest rate is variable and could change significantly in the future. Amount assumes that our existing debt is repaid at maturity. Refer to “Note 8: Debt” for additional information on the Term Loan B Facility.
(2)
Expected commitment fee payments are based on the daily unused portion of our Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2025; however, these variables could change significantly in the future. Refer to “Note 8: Debt” for additional information on our Credit Facility.
(3)
Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication and licensing contracts, with various expiration dates through December 2030. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(4)
Excluded from the table is $4 million of undrawn standby letters of credit issued primarily as security deposits for certain office space leases as of December 31, 2025.

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

As of December 31, 2024, we had an accrual of $10 million in accrued expenses and other current liabilities on our consolidated balance sheet, as an estimated potential settlement of a regulatory related matter within our vacation rentals offering, which subsequently settled for $6 million in October 2025. The initial accrual of $10 million in 2024 and subsequent release of $4 million in 2025 were included in general and administrative expenses in our consolidated statements of operations for those years.

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

We also have various defined contribution plans for our non-U.S. employees. Our contribution to the 401(k) Plan and our non-U.S. defined contribution plans which are recorded in our consolidated statements of operations during each of the years ended December 31, 2025, 2024 and 2023, was $12 million.

Deferred Compensation Plan for Non-Employee Directors

The Company has a deferred compensation plan for non-employee directors (the “Deferred Compensation Plan”), which was amended and restated on July 24, 2025. Under the Deferred Compensation Plan, eligible directors who defer their directors’ fees may elect to defer (i) all or a portion of the cash compensation payable for services performed as a director and/or (ii) all of the equity compensation payable for services performed. Deferred cash compensation can be either (i) applied to the purchase of share units, representing the number of shares of our common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. The cash fund will be credited with interest at an annual rate equal to the weighted average prime or base lending rate of a financial institution selected in accordance with the terms of the Deferred Compensation Plan and applicable law. Deferred equity awards may only be deferred into deferred share units. Upon separation from service as a director of Tripadvisor, a director will receive (i) with respect to share units, such number of shares of our common stock as the share units represent, and (ii) with respect to the cash fund, a cash payment. Payments upon termination will be made in one lump sum on January 15 of the calendar year following the year in which the director's separation from service occurs.

Under the Deferred Compensation Plan, 100,000 shares of Tripadvisor common stock are available for issuance to non-employee directors. From the inception of the Deferred Compensation Plan through December 31, 2025, a total of 557 shares have been issued for such purpose.

Executive Severance Plan and Summary Plan Description

The Company also maintains the Executive Severance Plan and Summary Plan Description (the “Severance Plan”) which is applicable to certain employees of the Company and its subsidiaries, which was amended and restated on August 5, 2025. The Severance Plan formalizes and standardizes the Company’s severance practices for certain designated employees (each, a “Participant” and, collectively, the “Participants”). Participants covered by the Severance Plan generally will be eligible to receive severance benefits in the event of a termination by the Company without cause or, under certain circumstances, by the Participant for good reason. The severance benefits differ if there is a termination of employment in connection with a change in control. The severance benefits provided pursuant to the Severance Plan are determined based on the job classification of the Participants (as reflected in internal job profile designations) and, in certain cases, their years of service with the Company. During each of the years ended December 31, 2025, 2024 and 2023, respectively, we recognized $2 million of expense under the Severance Plan on our consolidated statements of operations.

NOTE 13: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Total stock-based compensation expense	$108	$120	$96
Income tax benefit from stock-based compensation expense	(20)	(23)	(21)
Total stock-based compensation expense, net of tax effect	$88	$97	$75

We capitalized $12 million, $13 million and $10 million of stock-based compensation expense as website development costs during the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025, the total number of shares reserved for future stock-based awards under the 2023 Plan was approximately 13 million shares. All shares of common stock issued to date in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2025 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2024	2,190	$31.57
Cancelled or expired	(189)	45.02
Options outstanding as of December 31, 2025	2,001	30.30	4.3	$—
Exercisable as of December 31, 2025	1,804	31.38	4.0	$—
Vested and expected to vest after December 31, 2025 (1)	2,001	$30.30	4.3	$—

(1)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of December 31, 2025 was $14.56. The total intrinsic value of stock options exercised for the years ended December 31, 2025, 2024, and 2023 was not material.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2024	2023
Risk free interest rate	4.07%	3.70%
Expected term (in years)	5.19	5.16
Expected volatility	56.69%	53.43%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$13.37	$10.18

There were no stock options granted during the year ended December 31, 2025. The total fair value of stock options vested for the years ended December 31, 2025, 2024 and 2023 were $3 million, $7 million, and $7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2025, 2024, and 2023 was not material.

2025 RSU Activity

A summary of our RSU activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2024	11,605	$23.47
Granted (1)	6,685	14.86
Vested and released (2)	(5,141)	24.16
Cancelled	(2,801)	20.31
Unvested RSUs outstanding as of December 31, 2025 (3)	10,348	$18.43	$151

(1)
Inclusive of approximately 87,000 deferred stock units (“DSUs”) granted to certain non-employee directors during 2025. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs shall vest one year after the grant date. However, settlement of the shares represented by DSUs that vest will occur on January 15th of the calendar year immediately following the year in which the director experiences a "separation of service" as defined in Section 409A of the Internal Revenue Code of 1986.
(2)
Inclusive of approximately 1,088,000 shares of common stock withheld in connection with RSU vestings to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.
(3)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

The total fair value of RSUs vested for the years ended December 31, 2025, 2024, and 2023 was $124 million, $118 million, and $109 million, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2024	982	$23.28		491	$10.53
Granted	932	14.92		—	—
Vested and released (3)	(386)	18.43		—	—
Cancelled (4)	(69)	19.72		(457)	10.22
Unvested and outstanding as of December 31, 2025	1,459	$19.40	$21	34	$14.80	$—

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
(3)
Inclusive of approximately 154,000 shares of common stock withheld in connection with PSU vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of PSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.
(4)
MSU cancellations reflect performance targets not being attained by the end of the performance period during 2025.

As of December 31, 2025, total unrecognized compensation cost related to stock-based awards, substantially RSUs (including PSUs, MSUs and DSUs), was $174 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

NOTE 14: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2025, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Refer to “Note 1: Organization and Business Description” and section titled “Retirement of Treasury Shares” below within this Note, for further discussion on the repurchase of all outstanding Class B common stock in the Merger on April 29, 2025 and the subsequent retirement of these shares, respectively. Our common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share. Holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which was two directors as of December 31, 2025. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Tripadvisor the holders of both classes of common stock have equal rights to receive all the assets of Tripadvisor after the rights of the holders of the preferred stock have been satisfied. There were 120,577,305 and 114,472,043 shares of common stock issued and outstanding, respectively, at December 31, 2025. There were no Class B shares issued and outstanding as of December 31, 2025.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of the dates presented:

	December 31, 2025	December 31, 2024
	(in millions)
Cumulative foreign currency translation adjustments, net of tax (1)	$(41)	$(91)
Accumulated other comprehensive income (loss)	$(41)	$(91)

(1)
Deferred income tax liabilities related to these amounts are not material.

Treasury Stock

Repurchases of Treasury Shares

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

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. Our Board of Directors authorized and directed management to effect the share repurchase program in compliance with applicable legal requirements. Management will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the year ended December 31, 2023, we repurchased 1,324,524 shares of our outstanding common stock at an average price of $18.85 per share, exclusive of fees, commissions, and excise taxes, or $25 million, under this share repurchase program. During the year ended December 31, 2024, we repurchased 1,366,385 shares of our outstanding common stock at an average price of $18.28 per share, exclusive of fees, commissions, and excise taxes, or $25 million in the aggregate. During the year ended December 31, 2025, we repurchased 6,105,262 shares of our outstanding common stock at an average price of $14.72 per share, exclusive of fees, commissions, and excise taxes, or $90 million in the aggregate. As of December 31, 2025, we had $110 million remaining available to repurchase shares of our common stock under this share repurchase program.

On August 16, 2022, the Inflation Reduction Act was signed into law, and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. For the years ended December 31, 2025, 2024, and 2023, excise taxes incurred on our share repurchases was not material.

In addition, and in a separate transaction, as noted in “Note 1: Organization and Business Description” on April 29, 2025, the Company repurchased approximately 26.8 million shares of Tripadvisor common stock and Class B common stock previously held by LTRIP in the Merger at an average price of approximately $16.28 per share, or $437 million in the aggregate, inclusive of transaction costs related to the repurchase of these shares.

Retirement of Treasury Shares

On April 29, 2025, the Company’s Board of Directors approved the retirement of all common stock and Class B common stock held as treasury stock by the Company, thereby canceling approximately 53.1 million shares of the Company's common stock, with a carrying value of approximately $1.3 billion. The retirement of these shares resulted in a reduction in both the carrying value of treasury stock and additional paid-in capital of approximately $1.3 billion on our consolidated balance sheet. There was no net effect to the Company’s total stockholders’ equity balance on its consolidated balance sheet due to the retirement of these shares.

Dividends

During the years ended December 31, 2025, 2024 and 2023, our Board of Directors did not declare any dividends on our outstanding common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.

NOTE 15: EARNINGS PER SHARE

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Year ended December 31,
	2025	2024	2023
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) used to compute Basic EPS	$40	$5	$10
Interest expense on 2026 Senior Notes, net of tax	1	1	1
Net income (loss) used to compute Diluted EPS	$41	$6	$11
Denominator:
Weighted average shares used to compute Basic EPS	124,517	139,079	139,412
Weighted average effect of dilutive securities:
Stock-based awards (Note 13)	1,763	1,285	729
2026 Senior Notes (Note 8)	4,674	4,674	4,674
Weighted average shares used to compute Diluted EPS	130,954	145,038	144,815
Basic EPS	$0.32	$0.04	$0.07
Diluted EPS	$0.31	$0.04	$0.08

Potential common shares, consisting of outstanding stock options, RSUs (including PSUs, MSUs and DSUs), and those issuable under the 2026 Senior Notes, totaling approximately 9.4 million, 12.4 million, and 14.8 million, for the years ended December 31, 2025, 2024 and 2023, respectively, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 1.6 million, 1.4 million, and 1.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. As noted in “Note 1: Organization and Business Description”, on April 29, 2025, all issued and outstanding Class B shares were repurchased by the Company from LTRIP in the Merger and subsequently retired by the Company’s Board of Directors, thereby canceling these shares. In addition, our non-vested RSUs are entitled to dividend equivalents, which are payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 16: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Foreign currency exchange gains (losses), net (1)	$(9)	$(2)	$(5)
Earnings (losses) from equity investment, net	(2)	(2)	(2)
Gain (loss) on extinguishment of debt (2)	—	(2)	—
Other, net	(1)	(1)	3
Total	$(12)	$(7)	$(4)

(1)
Foreign currency exchange gains (losses), net, are related to transactional gains and losses due to required conversion from transaction currency to functional currency, offset by any foreign currency forward contract gains and losses.
(2)
Refer to “Note 8: Debt” for information regarding an extinguishment loss incurred due to the redemption of the 2025 Senior Notes in 2024.

NOTE 17: RELATED PARTY TRANSACTIONS

Relationship between Liberty TripAdvisor Holdings, Inc. and Tripadvisor

LTRIP is a former controlling stockholder of Tripadvisor. Refer to “Note 1: Organization and Business Description,” which describes our former relationship with LTRIP and the Merger Agreement entered into by the Company with LTRIP on December 18, 2024. We considered LTRIP a related party through April 29, 2025, the Merger Date, for all periods presented. We had no related party transactions with LTRIP through the Merger Date, and for the years ended December 31, 2024 and 2023, other than those related to the Merger Agreement.

Relationship between Chelsea Investment Holding Company PTE Ltd. and Tripadvisor

Refer to the discussion regarding our equity method investment in Chelsea Investment Holding Company PTD Ltd. in the section titled “Non-Marketable Investments” within “Note 3: Financial Instruments and Fair Value Measurements” for a description of our relationship and existing commercial arrangements with Chelsea Investment Holding Company PTE Ltd and/or its subsidiaries. We had no material related party transactions with Chelsea Investment Holding Company PTE Ltd or its subsidiaries during the years ended December 31, 2025, 2024 and 2023.

NOTE 18: SEGMENT AND GEOGRAPHIC INFORMATION

In the fourth quarter of 2025, we revised our segment reporting structure, as a result of the Company’s re-positioning as an experiences-led and AI-enabled company. In order to support this initiative, we combined our Viator and Brand Tripadvisor experiences operations within our new Experiences segment. This re-segmentation had no impact on TheFork segment. We now measure our business within three operating segments, which also represent our reportable segments; (1) Experiences; (2) Hotels and Other; and (3) TheFork. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 2: Significant Accounting Policies.” All prior period segment disclosure information, including the disclosures of disaggregated revenue by major products and revenue sources, has been recast to conform to the current reporting structure in this Form 10-K. This recast no effect on our consolidated financial statements in any period. Our segment profit measure (Adjusted EBITDA), including its definition, and other information provided to our CODM remain consistent with prior periods.

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM”) manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of operating and capital resources. Adjusted EBITDA is our reported measure of segment profit and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business as a whole and for our individual operating segments, and on which internal budgets and forecasts are based and approved. We define adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves, settlements and other (including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted indirect tax legislation); (7) restructuring and other related reorganization costs; (8) transaction related expenses; and (9) non-recurring expenses and income unusual in nature or infrequently occurring.

Direct costs are included in the applicable operating segments, as well as certain shared personnel and marketing costs, which have been allocated to each segment. We base these allocations on time-spent analyses, headcount, and other allocation methods we believe are reasonable. We do not allocate certain shared expenses to our reportable segments, such as certain information system costs, technical infrastructure costs, and other costs supporting the Tripadvisor platform and operations, that we do not believe are a material driver of individual segment performance, which is consistent with the financial information used by our CODM. We include these expenses in our Hotels and Other segment. Our allocation methodology is periodically evaluated and may change. For example, our Experiences segment now includes costs related to marketing and personnel associated with experiences generated on our Tripadvisor point of sale, which prior to the segments change, as described above, were included in our former Brand Tripadvisor segment.

The following tables present our reportable segment information for the years ended December 31, 2025, 2024 and 2023, including a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation, goodwill, long-lived asset and intangible asset impairments, legal reserves, settlements and other, transaction related expenses, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in “Corporate & Eliminations.” In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure also includes intersegment revenues, which consists of affiliate marketing commissions for services provided by our Hotels and Other segment to TheFork segment. These intersegment transactions are recorded by each segment at amounts that we believe are approximate to fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in our consolidated financial statements. The elimination of such intersegment transactions is included within the “Corporate & Eliminations” column in the tables below.

	Year ended December 31, 2025
	Experiences (1)	Hotels and Other (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$924	$746	$221	$—	$1,891
Intersegment revenue	—	4	—	(4)	—
Revenue	$924	$750	$221	$(4)	$1,891
Less: (4)
Cost of sales	93	30	22		145
Marketing	538	195	62	(4)	791
Personnel (exclusive of stock-based compensation as shown separately below)	153	226	86		465
Technology	31	54	14		99
General and administrative (5)	18	38	16		72
Adjusted EBITDA	91	207	21	—	319
Depreciation and amortization				(92)	(92)
Stock-based compensation				(108)	(108)
Restructuring and other related reorganization costs (6)	(10)	(30)	(3)		(43)
Legal reserves, settlements and other (7)				4	4
Operating income (loss)					80
Other income (expense), net					(35)
Income (loss) before income taxes					45
(Provision) benefit for income taxes					(5)
Net income (loss)					$40

	Year ended December 31, 2024
	Experiences (1)	Hotels and Other (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$840	$814	$181	$—	$1,835
Intersegment revenue	—	4	—	(4)	—
Revenue	$840	$818	$181	$(4)	$1,835
Less: (4)
Cost of sales (8)	81	32	15	—	128
Marketing	500	182	51	(4)	729
Personnel (exclusive of stock-based compensation as shown separately below)	141	251	83	—	475
Technology	25	54	12	—	91
General and administrative (9)	14	44	15	—	73
Adjusted EBITDA	79	255	5	—	339
Depreciation and amortization				(85)	(85)
Stock-based compensation				(120)	(120)
Restructuring and other related reorganization costs (6)	(2)	(18)	(1)	—	(21)
Legal reserves, settlements and other (10)				(18)	(18)
Transaction related expenses (11)				(3)	(3)
Operating income (loss)					92
Other income (expense), net					(5)
Income (loss) before income taxes					87
(Provision) benefit for income taxes					(82)
Net income (loss)					$5

	Year ended December 31, 2023
	Experiences (1)	Hotels and Other (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$737	$897	$154	$—	$1,788
Intersegment revenue	—	4	—	(4)	—
Revenue	$737	$901	$154	$(4)	$1,788
Less: (4)
Cost of sales	79	31	9	—	119
Marketing	469	199	41	(4)	705
Personnel (exclusive of stock-based compensation as shown separately below)	126	257	91	—	474
Technology	18	50	12	—	80
General and administrative (12)	12	49	15	—	76
Adjusted EBITDA	33	315	(14)	—	334
Depreciation and amortization				(87)	(87)
Stock-based compensation				(96)	(96)
Restructuring and other related reorganization costs (6)	(3)	(10)	(9)	-	(22)
Transaction related expenses (11)				(3)	(3)
Operating income (loss)					126
Other income (expense), net					(1)
Income (loss) before income taxes					125
(Provision) benefit for income taxes					(115)
Net income (loss)					$10

(1)
Includes certain shared personnel costs allocated from the Hotels and Other segment of $12 million, $10 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)
Certain shared personnel costs of $15 million, $14 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively, were allocated to the Experiences and TheFork segments.
(3)
Includes certain shared personnel costs allocated from the Hotels and Other segment of $3 million, $4 million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(4)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to and reviewed by our CODM.
(5)
Exclusive of a $4 million cost benefit in the Hotels and Other segment which is included separately below in legal reserves, settlements and other.
(6)
Refer to “Note 7: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(7)
Represents a decrease of $4 million of a previously estimated accrual for the potential settlement of a regulatory related matter during 2025, reflected in general and administrative expenses on our consolidated statement of operations. Refer to “Note 11: Commitments and Contingencies” for further information.
(8)
Exclusive of $2 million and $1 million in the Hotels and Other and Experiences segments, respectively, which are included separately below in legal reserves, settlements and other.
(9)
Exclusive of $18 million in the Hotels and Other segment which is included separately below in legal reserves, settlements and other and transaction related expenses.
(10)
This amount primarily includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million expensed during 2024 and is reflected in general and administrative expenses on our consolidated statement of operations. Refer to “Note 11: Commitments and Contingencies” for further information. In addition, this amount includes a one-time charge of $3 million during the year ended December 31, 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital service taxes, which required retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while amounts for all prospective periods are included within adjusted EBITDA and are reflected in cost of sales on our consolidated statements of operations.
(11)
The Company expensed certain transaction related costs of $3 million during both the years ended December 31, 2024 and 2023, to general and administrative expenses on our consolidated statements of operations.
(12)
Exclusive of $3 million in the Experiences segment which is included separately below in transaction related expenses.

Product and Geographic Information

We disaggregate revenue into major products and revenue sources, as follows, for the periods presented:

	Year ended December 31,
	2025	2024	2023
Major products/revenue sources (1):	(in millions)
Experiences	$924	$840	$737

Hotels and Other
Hotels	550	585	659
Media and advertising	132	150	145
Other (2)	68	83	97
Total Hotels and Other	750	818	901

TheFork	221	181	154
Intersegment eliminations (2)	(4)	(4)	(4)
Total Revenue	$1,891	$1,835	$1,788
(1)
Our revenue is recognized primarily at a point in time for all reported segments.
(2)
Tripadvisor dining revenue within the Hotels and Other segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis.

The Company measures its geographic revenue based on the physical location of each of the Company's subsidiaries, which generate the revenue, and is consistent with our measurement of long-lived physical assets, or property and equipment, net. As such, this geographic classification does not necessarily align with where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider, experience operator or restaurant.

The Company’s revenue based on geographic location consists of the following for the periods presented:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Revenue
United States	$1,288	$1,230	$1,198
United Kingdom	301	334	349
All other countries	302	271	241
Total revenue	$1,891	$1,835	$1,788

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets consists of the following as of the dates presented:

	December 31,
	2025	2024
	(in millions)
Property and equipment, net
United States	$136	$144
All other countries	74	56
Total	$210	$200

Customer Concentrations

Refer to “Note 2: Significant Accounting Policies” under the section entitled “Certain Risks and Concentrations” for information regarding our major customer concentrations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

On December 2, 2025, Almir Ambeskovic, CEO of TheFork, adopted a trading plan for the sale of the Company’s common stock (a “Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Trading Plan has a term of one year and provides for the sale 32,000 shares of common stock pursuant to the terms of the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2026 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our 2026 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2026 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2026 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2026 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 18, 2024, by and among LTRIP, TRIP and Merger Sub		8-K	001-35362	2.1	12/19/24
2.2	Plan of Conversion		8-K	001-35362	2.2	4/29/25
3.1	Articles of Incorporation of Tripadvisor, Inc.		8-K	001-35362	3.1	4/29/25
3.2	Amended and Restated Bylaws of Tripadvisor, Inc.		10-Q	001-35362	3.2	5/7/25
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
4.2	Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (as successor trustee to Wilmington Trust, National Association)		8-K	001-35362	4.1	7/9/20
4.3	Form of Senior Note (included in Exhibit 4.1)		8-K	001-35362	4.2	7/9/20
4.4	Indenture, dated as of March 25, 2021, by and among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee		8-K	001-35362	4.1	3/25/21
4.5	Form of 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)		8-K	001-35362	4.2	3/25/21
10.3	Tax Sharing Agreement by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.4+	Amended and Restated Non-Employee Director Deferred Compensation Plan		10-Q	001-35362	10.9	8/7/25
10.5	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.6	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of		10-Q	001-35362	10.2	7/24/13

	Normandy Gap-V Needham Building 3, LLC, as landlord
10.7	Amendment and Restatement Agreement, dated as of June 29, 2023, to the Credit Agreement dated as of June 26, 2015 (as amended as of May 12, 2017, May 5, 2020 and December 17, 2020, among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35362	10.1	7/6/23
10.8	First Amendment, dated July 8, 2024, to the Amended and Restated Agreement, dated as of June 29, 2023, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-35362	10.1	7/8/24
10.9+	Amended and Restated Executive Severance Plan	10-Q	001-35362	10.10	8/7/25
10.10+	Form of Option Agreement (Domestic)	10-Q	001-35362	10.2	5/6/21
10.11+	Form of Option Agreement (International)	10-Q	001-35362	10.3	5/6/21
10.12+	Form of Restricted Stock Unit Agreement (Domestic)	10-Q	001-35362	10.2	8/7/25
10.13+	Form of Restricted Stock Unit Agreement (International)	10-Q	001-35362	10.3	8/7/25
10.14+	Form of Restricted Stock Unit Agreement (French)	10-Q	001-35362	10.4	8/7/25
10.15+	Form of Restricted Stock Unit Agreement (Performance Based) (Domestic)	10-Q	001-35362	10.5	8/7/25
10.16+	Form of Restricted Stock Unit Agreement (Performance Based) (International)	10-Q	001-35362	10.6	8/7/25
10.17+	Form of Deferred Stock Unit Agreement (Non-Employee Directors)	10-Q	001-35362	10.7	8/7/25
10.18+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)	10-Q	001-35362	10.8	8/7/25
10.20+	Employment Agreement, dated as of March 29, 2021 between Tripadvisor, LLC and Seth Kalvert	10-Q	001-35362	10.7	5/6/21
10.21	Form of Capped Call Confirmation	8-K	001-35362	10.1	3/25/21
10.22+	Employment Letter Agreement dated May 2, 2022 between Tripadvisor LLC and Matt Goldberg	8-K	001-35362	10.1	5/4/22
10.23+	Employment Letter Agreement dated October 10, 2022 between	8-K	001-35362	10.1	10/11/22

	Tripadvisor LLC and Michael Noonan
10.24+	Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan		10-K	001-35362	10.21	2/16/24
10.28	Second Amendment, dated March 20, 2025, to the Credit Agreement dated as of June 26, 2015, as amended and restated as of June 29, 2023, and as further amended as of July 8, 2024, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-35362	99.1	3/20/25
10.29	Loan Agreement, by and among Liberty Tripadvisor Holdings, Inc., as Borrower, the guarantors from time to time party thereto and the Company, as Lender, dated March 20, 2025		8-K	001-35362	99.1	3/21/25
10.30	Third Amendment, dated June 5, 2025, to the Amendment and Restatement Agreement, dated as of June 29, 2023, as further amended as of July 8, 2024 and as of March 20, 2025, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	001-35362	10.1	8/7/25
19.1	Tripadvisor, Inc. Insider Trading Policy	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Tripadvisor, Inc. Incentive Compensation Clawback Policy, dated November 1, 2023		10-K	001-35362	97.1	2/16/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its	X

XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ MATT GOLDBERG
February 13, 2026		Matt Goldberg Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 13, 2026.

Signature	Title
/s/ MATT GOLDBERG	Chief Executive Officer, President and Director (Principal Executive Officer)
Matt Goldberg
/s/ MICHAEL NOONAN	Chief Financial Officer (Principal Financial Officer)
Michael Noonan
/s/ GEOFFREY GOUVALARIS	Chief Accounting Officer (Principal Accounting Officer)
Geoffrey Gouvalaris
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ TRYNKA SHINEMAN BLAKE	Director
Trynka Shineman Blake
/s/ ALEX DICHTER	Director
Alex Dichter
/s/ BETSY MORGAN	Director
Betsy Morgan
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal