Form 10-Q
period 2026-03-31
TripAdvisor, Inc.
filed 2026-05-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at May 1, 2026
Common Stock, $0.001 par value per share	116,361,169 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2026	2025
Revenue (Note 3)	$382.4	$398.2

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	32.8	26.8
Marketing	177.6	171.6
Personnel (including stock-based compensation of $20.7 and $27.9, respectively)	129.6	143.8
Technology	25.0	22.7
General and administrative	14.7	17.4
Depreciation and amortization	24.6	21.3
Restructuring and other related reorganization costs (Note 5)	3.3	10.1
Total costs and expenses	407.6	413.7
Operating income (loss)	(25.2)	(15.5)
Other income (expense):
Interest expense	(15.7)	(11.7)
Interest income	7.9	10.0
Other income (expense), net	1.4	(3.1)
Total other income (expense), net	(6.4)	(4.8)
Income (loss) before income taxes	(31.6)	(20.3)
(Provision) benefit for income taxes (Note 7)	(0.8)	9.3
Net income (loss)	$(32.4)	$(11.0)

Earnings (loss) per share attributable to common stockholders (Note 11):
Basic	$(0.28)	$(0.08)
Diluted	$(0.28)	$(0.08)
Weighted average common shares outstanding (Note 11):
Basic	115.4	141.0
Diluted	115.4	141.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended
	March 31,
	2026	2025
Net income (loss)	$(32.4)	$(11.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(6.6)	15.7
Total other comprehensive income (loss), net of tax	(6.6)	15.7
Comprehensive income (loss)	$(39.0)	$4.7

(1)
Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,120.4	$1,034.9
Accounts receivable, net of allowance for expected credit losses of $28.5 and $27.4, respectively (Note 4)	225.0	208.6
Prepaid expenses and other current assets	61.4	47.2
Total current assets	1,406.8	1,290.7
Property and equipment, net of accumulated depreciation of $634.6 and $620.2, respectively	204.3	210.4
Operating lease right-of-use assets	33.5	35.2
Intangible assets, net of accumulated amortization of $198.8 and $199.6, respectively	32.9	33.4
Goodwill	840.1	843.9
Non-marketable investments (Note 4)	27.6	27.9
Deferred income taxes, net	134.5	137.4
Other long-term assets, net of allowance for expected credit losses of $10.0 and $10.0, respectively (Note 4)	45.8	46.5
TOTAL ASSETS	$2,725.5	$2,625.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61.5	$23.3
Deferred merchant payables	405.7	308.1
Deferred revenue (Note 3)	86.4	53.3
Current portion of debt (Note 6)	353.5	353.2
Income taxes payable (Note 7)	6.3	11.6
Accrued expenses and other current liabilities (Note 5)	212.8	248.9
Total current liabilities	1,126.2	998.4
Long-term debt (Note 6)	817.5	819.0
Finance lease obligation, net of current portion	33.5	35.6
Operating lease liabilities, net of current portion	27.1	29.2
Deferred income taxes, net	1.1	1.1
Other long-term liabilities	96.4	97.2
Total Liabilities	2,101.8	1,980.5

Commitments and contingencies (Note 8)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	0.1	0.1
Authorized shares: 1,600,000,000
Shares issued: 122,399,761 and 120,577,305, respectively
Shares outstanding: 116,294,499 and 114,472,043, respectively
Additional paid-in capital	478.1	460.3
Retained earnings	284.2	316.6
Accumulated other comprehensive income (loss)	(48.5)	(41.9)
Treasury stock-common stock, at cost, 6,105,262 and 6,105,262 shares, respectively	(90.2)	(90.2)
Total Stockholders’ Equity	623.7	644.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,725.5	$2,625.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2026
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2025	120,577,305	$0.1	$460.3	$316.6	$(41.9)	6,105,262	$(90.2)	$644.9
Net income (loss)	—	—	—	(32.4)	—	—	—	(32.4)
Other comprehensive income (loss), net of tax	—	—	—	—	(6.6)	—	—	(6.6)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	1,822,456	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	(5.5)	—	—	—	—	(5.5)
Stock-based compensation	—	—	23.3	—	—	—	—	23.3
Balance as of March 31, 2026	122,399,761	$0.1	$478.1	$284.2	$(48.5)	6,105,262	$(90.2)	$623.7

	Three months ended March 31, 2025
								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2024	153,655,038	$0.2	12,799,999	$—	$1,604.9	$—	$276.8	$(91.5)	(26,260,252)	$(847.6)	$942.8
Net income (loss)	—	—	—	—	—	—	(11.0)	—	—	—	(11.0)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	15.7	—	—	15.7
Stockholder note receivable - related party (Note 1)	—	—	—	—	—	(326.7)	—	—	—	—	(326.7)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	1,611,892	—	—	—	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	—	—	(8.9)	—	—	—	—	—	(8.9)
Stock-based compensation	—	—	—	—	31.0	—	—	—	—	—	31.0
Balance as of March 31, 2025	155,266,930	$0.2	12,799,999	$—	$1,627.0	$(326.7)	$265.8	$(75.8)	(26,260,252)	$(847.6)	$642.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(32.4)	$(11.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.6	21.3
Stock-based compensation expense	20.7	27.9
Deferred income tax expense (benefit)	3.0	1.3
Other, net	2.5	6.6
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(35.4)	(65.1)
Accounts payable, accrued expenses and other liabilities	21.0	(1.8)
Deferred merchant payables	102.7	99.8
Income tax receivables/payables, net	(21.9)	(12.9)
Deferred revenue	33.0	35.6
Net cash provided by (used in) operating activities	117.8	101.7

Investing activities:
Capital expenditures, including capitalized website development	(16.5)	(19.0)
Net cash provided by (used in) investing activities	(16.5)	(19.0)

Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 6)	—	341.4
Principal payments on Term Loan B Facility (Note 6)	(2.1)	(2.1)
Payment of withholding taxes on net share settlements of equity awards	(5.5)	(8.9)
Funding of term loan facility for related party (Note 1)	—	(326.7)
Payments of finance lease obligation and other financing activities	(1.9)	(6.0)
Net cash provided by (used in) financing activities	(9.5)	(2.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.3)	9.3
Net increase (decrease) in cash, cash equivalents and restricted cash	85.5	89.7
Cash, cash equivalents and restricted cash at beginning of period	1,034.9	1,064.3
Cash, cash equivalents and restricted cash at end of period	$1,120.4	$1,154.0
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14.3	$10.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “the Group,” “the Company,” “us,” “we,” and “our” in these notes to the unaudited condensed consolidated financial statements.

Description of Business

The Tripadvisor group (the “Group”) is a portfolio of global online platforms purpose-built to connect travelers with experiences, accommodations, restaurants and other relevant travel destination points of interest (“POIs”). Our mission is to be the world's most trusted source for travel and experiences.

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

The Company measures its financial performance within the following reportable segments: Experiences, Hotels and Other, and TheFork. The Company's strategy is focused on growing and scaling its Experiences and TheFork marketplaces, which we believe represents an attractive long-term value creation opportunity, while optimizing its legacy offerings within the Hotels and Other segment for profitability.

The Experiences segment includes Viator, a pure-play, experiences online travel agency (“OTA”), offering a two-sided global marketplace for tours, activities, and attractions; it also includes Tripadvisor’s points-of-sale for experiences. Viator's global online marketplace focus is merchandising bookable experiences to travelers that typically have relatively higher purchase intent either pre-destination or in-destination. Tripadvisor is an online global travel guidance platform that also merchandises experiences to its audience, which more commonly serves travelers in the discovery and planning phases. Both brands leverage Viator’s centralized supply platform that supports operator onboarding, operator inventory management, bookings, payments, fraud prevention, and customer support. In addition to its owned and operated platforms (Viator and Tripadvisor), the Company also syndicates its experiences supply to other third-party endemic and non-endemic demand partners. The Hotels and Other segment primarily consists of the Tripadvisor hotel and restaurant guidance platform, which includes hotel metasearch, and related advertising offerings primarily for hotels and restaurants. TheFork operates as a leading online restaurant reservation and dining management platform, enabling diners to discover and book reservations in more than 50,000 restaurants across 11 European countries as of December 31, 2025.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. Refer to “Note 12: Segment Information” that includes a recast of segment information for the three months ended March 31, 2025 in order to conform to the current segment reporting structure, which was revised in the fourth quarter of 2025. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC (the “2025 Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

Liberty TripAdvisor Holdings, Inc. (“LTRIP”) and Tripadvisor Merger (the “Merger”) and the Loan Agreement

On April 29, 2025, the Merger between the Company and LTRIP closed. The Merger was accounted for as a repurchase of the Company’s common stock previously held by LTRIP. Prior to the closing of the Merger, on March 20, 2025, the Company provided a loan to LTRIP (the “Loan Agreement”) for $326.7 million to enable LTRIP to repurchase or settle certain of LTRIP’s outstanding debt prior to the close of the Merger, which was recorded to “stockholder note receivable - related party” as a reduction to stockholders’ equity on our unaudited condensed consolidated balance sheet as of March 31, 2025. Upon the closing of the Merger, the loan balance was included in the aggregate transaction price and, therefore, no longer payable to the Company by LTRIP. Refer to “Note 1: Organization and Business Description”, in the notes to the consolidated financial statements in Item 8 of our 2025 Annual Report for further discussion of the Merger transaction.

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

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, Iran, and between Ukraine and Russia, acts of terrorism, fluctuations in currency values, and changes in global economic conditions and/or legislation and regulation are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results.

Refer to “Note 2: Significant Accounting Policies” under “Certain Risks and Concentrations” in the notes to the consolidated financial statements in Item 8 of our 2025 Annual Report for further discussion of additional risks, such as credit risk and concentration risk with customers.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements are within accounting for income taxes. Refer to “Note 7: Income Taxes” for information regarding our significant income tax estimates.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2025, as described under “Note 2: Significant Accounting Policies”, in the notes to the audited consolidated financial statements in Item 8 of our 2025 Annual Report.

Recently Adopted Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance that clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for the 2026 annual period, including the interim reporting periods within. We adopted this guidance in the first quarter of 2026 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements or related disclosures.

In July 2025, the FASB issued new accounting guidance that provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under ASC 606, Revenue from Contracts with Customers. This guidance is effective for the 2026 annual period, including the interim reporting periods within. We adopted this guidance in the first quarter of 2026 prospectively and the adoption did not have a material impact on our unaudited condensed consolidated financial statements or related disclosures.

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2025, as described under “Note 2: Significant Accounting Policies”, in the notes to our audited consolidated financial statements in Item 8 of our 2025 Annual Report. There was no significant revenue recognized in the three months ended March 31, 2026 and 2025 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products and revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 12: Segment Information”, our segment reporting structure was revised in the fourth quarter of 2025, and our business now consists of three reportable segments – (1) Experiences; (2) Hotels and Other; and (3) TheFork. All prior period segment disclosure information, including the disclosures of disaggregated revenue by major products/revenue sources, has been recast to conform to the current reporting structure. A reconciliation of disaggregated revenue to segment revenue is included below:

	Three months ended March 31,
	2026	2025
Major products/revenue sources (1):	(in millions)
Experiences	$167.9	$155.8

Hotels and Other
Hotels	114.4	148.0
Media and advertising	28.0	30.8
Other (2)	15.5	17.9
Total Hotels and Other	157.9	196.7

TheFork	57.3	46.4
Intersegment eliminations (2)	(0.7)	(0.7)
Total Revenue	$382.4	$398.2

(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor dining revenue within the Hotels and Other segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 12: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2026 and 2025, we had $53.3 million and $46.8 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheets, of which $33.2 million and $28.6 million, respectively, was recognized in revenue and $3.6 million and $2.6 million, respectively, was refunded due to cancellations by travelers, during the three months ended March 31, 2026 and 2025. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2026 and December 31, 2025, we had approximately $1.1 billion and $1.0 billion of cash and cash equivalents, which consisted of available on demand bank deposits and time deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of March 31, 2026 or December 31, 2025, and there were no purchases or sales of any marketable securities during and for the three months ended March 31, 2026 and 2025.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$1,029.7	$1,029.7	$1,029.7	$666.1	$666.1	$666.1
Level 1:
Money market funds	62.0	62.0	62.0	339.2	339.2	339.2
Level 2:
Time deposits	28.7	28.7	28.7	29.6	29.6	29.6
Total	$1,120.4	$1,120.4	$1,120.4	$1,034.9	$1,034.9	$1,034.9
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

Other Financial Assets and Liabilities

As of March 31, 2026 and December 31, 2025, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

We had no outstanding derivative instruments as of March 31, 2026 and December 31, 2025, respectively.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	March 31, 2026	December 31, 2025
	(in millions)
Accounts receivable	$178.6	$179.9
Contract assets	46.4	28.7
Total	$225.0	$208.6

Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the periods ended March 31, 2026 and December 31, 2025 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

	March 31, 2026				December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
2026 Senior Notes	$345.0	$—	$345.0	$344.3	$345.0	$(0.3)	$344.7	$340.1
Term Loan B Facility	$838.1	$(12.1)	$826.0	$795.7	$840.2	$(12.7)	$827.5	$811.1
(1)
We estimate the fair value of the 2026 Senior Notes and Term Loan B Facility based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of March 31, 2026 and December 31, 2025.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $25.6 million and $25.9 million as of March 31, 2026 and December 31, 2025, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the three months ended March 31, 2026 and 2025, our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statement of operations was not material. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three months ended March 31, 2026 and 2025, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during each of the three months ended March 31, 2026 and 2025.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20.0 million, classified as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both March 31, 2026 and December 31, 2025, the carrying value of the Notes Receivable was $9.2 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	March 31, 2026	December 31, 2025
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$49.2	$69.7
Accrued marketing costs	79.6	68.5
Finance lease liability - current portion	7.2	7.1
Operating lease liabilities - current portion	7.3	7.3
Non-income taxes payable (1)	10.1	8.7
Investment tax credit (2)	—	19.9
Restructuring and other related reorganization costs (3)	7.9	20.2
Other	51.5	47.5
Total	$212.8	$248.9
(1)
Amounts are primarily related to digital service taxes.
(2)
During the year ended December 31, 2025, pursuant to provisions allowable under the Inflation Reduction Act, the Company purchased alternative energy federal tax credits from an unrelated third party, which were paid during the first quarter of 2026.
(3)
During the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred pre-tax restructuring and other related reorganization costs of $3.3 million during the three months ended March 31, 2026, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment. We expect the majority of remaining unpaid costs as of March 31, 2026 to be disbursed during the second quarter of 2026.

The following table summarizes our restructuring and other related reorganization costs for the three months ended March 31, 2026:

Carrying Value
(in millions)
Accrued liability as of December 31, 2025	$20.2
Charges	3.3
Payments	(15.6)
Accrued liability as of March 31, 2026	$7.9

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	March 31, 2026	December 31, 2025
	(in millions)
Short-term debt:
Term Loan B Facility due 2031	$8.5	$8.5
0.25% Convertible 2026 Senior Notes due 2026	345.0	345.0
Unamortized Debt Issuance Costs	—	(0.3)
Total Short-term debt	$353.5	$353.2

Long-term debt:
Term Loan B Facility due 2031	$829.6	$831.7
Unamortized Debt Issuance Costs	(12.1)	(12.7)
Total Long-term debt	$817.5	$819.0

Amended Credit Agreement and Credit Facility

We are party to the Amended Credit Agreement with a group of lenders which, among other things, provides for a $500.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings from the Credit Facility and $3.6 million of issued undrawn standby letters of credit. For the three months ended March 31, 2026 and 2025, total interest expense and commitment fees on our Credit Facility were not material.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500.0 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350.0 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repayment of the Company's 2026 Senior Notes and for general corporate purposes. We refer to the original Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.”

As of March 31, 2026 and 2025, the interest rate on the Term Loan B Facility was 6.42% and 7.07%, respectively, and the weighted-average interest rate on the Term Loan B Facility was 6.44% and 7.08% for the three months ended March 31, 2026 and 2025, respectively. Principal payments of $2.1 million were made during both the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, unpaid interest on the Term Loan B Facility was not material. During the three months ended March 31, 2026 and 2025, we recorded $13.5 million and $9.7 million, respectively, as interest expense on our unaudited condensed consolidated statements of operations.

2026 Senior Notes

During the three months ended March 31, 2026 and 2025, our effective interest rate, including debt issuance costs, was 0.25% and 0.32%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of March 31, 2026 and December 31, 2025, unpaid interest on the 2026 Senior Notes was also not material.

On April 1, 2026, upon maturity, the Company repaid the $345.0 million aggregate principal amount of the 2026 Senior Notes, including accrued interest. Refer to “Note 13: Subsequent Events” for further information.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of $34.7 million.

In connection with the maturity and repayment of the 2026 Senior Notes on April 1, 2026, the Capped Calls also expired unexercised. Refer to “Note 13: Subsequent Events” for further information.

Refer to “Note 8: Debt” in the notes to the audited consolidated financial statements in Item 8 of our 2025 Annual Report, for additional information pertaining to redemption, conversion, repurchase features and other information regarding the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, 2026 Senior Notes and Capped Calls.

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

Our income tax provision was $0.8 million and our income tax benefit was $9.3 million for the three months ended March 31, 2026 and 2025, respectively. The change in our income tax provision during the three months ended March 31, 2026, when compared to the same period in 2025, was primarily due to a discrete tax benefit of $11.4 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment expiring on tax years 2014, 2015, and 2016. Our effective tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory rate of 21.0%, primarily due to the benefit of foreign-derived deduction eligible income and the tax effects of stock-based compensation.

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2026, we had an accrued interest liability of $24.9 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2018 tax year and have various ongoing audits for foreign and state income tax returns. These examinations may lead to proposed or ordinary course adjustments to our taxes.

We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of March 31, 2026, no material assessments have resulted, except as noted below regarding our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to deductions for intercompany financing and would result in an increase to income tax expense in an estimated range of $20.0 million to $30.0 million, which is inclusive of transition tax benefits and exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. We are also currently subject to audit by HMRC in tax years 2017 through 2023. If HMRC were to seek adjustments of a similar nature through a closure notice for transactions in these years, we could be subject to significant additional tax liabilities. Our policy is to review and update tax reserves as facts and circumstances change.

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, there have been no material changes to our commitments and contingencies since December 31, 2025, except as discussed below. Refer to “Note 11: Commitments and Contingencies,” in the notes to our audited consolidated financial statements in Item 8 of our 2025 Annual Report.

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

NOTE 9: STOCK-BASED AWARDS

2026 Stock Option Activity

A summary of stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2025	2,001	$30.30
Canceled or expired	(128)	44.93
Options outstanding at March 31, 2026	1,873	$29.30	4.2	$—
Exercisable as of March 31, 2026	1,741	$29.99	4.0	$—
Vested and expected to vest after March 31, 2026	1,873	$29.30	4.2	$—

2026 Restricted Stock Units (“RSUs”) Activity

A summary of RSUs activity (including deferred stock units (“DSUs”)) , consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2025	10,348	$18.43
Granted	4,278	10.19
Vested and released (1)	(2,110)	18.06
Canceled	(328)	18.73
Unvested RSUs outstanding as of March 31, 2026	12,188	$15.59	$129.9

(1)
Inclusive of approximately 473,000 shares of common stock withheld in connection with RSUs vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.

A summary of performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2025	1,459	$19.40		34	$14.80
Granted	776	10.14		—	—
Vested and released (2)	(102)	27.32		—	—
Canceled (3)	(335)	26.91		(34)	14.80
Unvested and outstanding as of March 31, 2026	1,798	$13.56	$19.2	—	$—	$—

(1)
PSUs generally vest in two equal annual installments on December 31 in the first and second years following the grant date, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation and Section 16 Committees of its Board of Directors (jointly, the “Compensation Committee”). The estimated grant-date fair value of PSUs is measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and amortized over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
(2)
Inclusive of approximately 34,000 shares of common stock withheld in connection with PSUs vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of PSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.
(3)
MSUs cancellations reflect market-based performance targets not being attained by the end of the performance period.

The total aggregate fair value of RSUs and PSUs which vested during the three months ended March 31, 2026 was $40.9 million. As of March 31, 2026, total unrecognized compensation cost related to stock-based awards, substantially RSUs (including PSUs), was $192.7 million, which the Company expects to recognize over a weighted-average period of 2.6 years.

NOTE 10: STOCKHOLDERS’ EQUITY

On September 7, 2023, our Board of Directors authorized the repurchase of $250.0 million in shares of our common stock under a share repurchase program. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2026, the Company had $110.0 million remaining available to repurchase shares of its common stock under this share repurchase program.

NOTE 11: EARNINGS PER SHARE

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended March 31,
	2026	2025
	(shares in thousands and dollars in millions, except per share amounts)
Numerator:
Net income (loss) used to compute Basic EPS	$(32.4)	$(11.0)
Denominator:
Weighted average shares used to compute Basic EPS	115,425	140,970
Weighted average effect of dilutive securities:
Stock-based awards (Note 9)	—	—
2026 Senior Notes (Note 6)	—	—
Weighted average shares used to compute Diluted EPS	115,425	140,970
Basic EPS	$(0.28)	$(0.08)
Diluted EPS	$(0.28)	$(0.08)

Potential common shares, consisting of outstanding stock options, RSUs (including PSUs, MSUs and DSUs), and those issuable under the 2026 Senior Notes, totaling approximately 18.8 million shares and 22.3 million shares for the three months ended March 31, 2026 and 2025, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of PSUs and MSUs totaling approximately 1.7 million and 2.0 million for the three months ended March 31, 2026 and 2025, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

NOTE 12: SEGMENT INFORMATION

Our segment reporting structure was revised in the fourth quarter of 2025, and our business now consists of three reportable segments: (1) Experiences; (2) Hotels and Other; and (3) TheFork. All prior period segment disclosure information has been recast to conform to the current reporting structure. The nature of the services provided and revenue sources by product, are summarized by reportable segment in “Note 3: Revenue Recognition.”

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM”) manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of operating and capital resources. Adjusted EBITDA is our reported measure of segment profit and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business as a whole and for our individual operating segments, and on which internal budgets and forecasts are based and approved. We define adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves, settlements and other (including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted indirect tax legislation); (7) restructuring and other related reorganization costs; (8) transaction related expenses (including non-operational costs related to significant shareholder activism, which includes third-party advisory, legal, and other professional fees); and (9) non-recurring expenses and income unusual in nature or infrequently occurring.

The following tables present our reportable segment information for the three months ended March 31, 2026 and 2025 and include a reconciliation of Adjusted EBITDA to Net income (loss). In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure also includes intersegment revenues, which consists of affiliate marketing commissions for services provided by our Hotels and Other segment to TheFork segment. These intersegment transactions are recorded by each segment at amounts that we believe are approximate to fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in our unaudited condensed consolidated financial statements. The elimination of such intersegment transactions is included within the “Corporate & Eliminations” column in the tables below.

	Three months ended March 31, 2026
	Experiences (1)	Hotels and Other (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$167.9	$157.2	$57.3	$—	$382.4
Intersegment revenue	—	0.7	—	(0.7)	—
Total Revenue	$167.9	$157.9	$57.3	$(0.7)	$382.4
Less: (4)
Cost of sales	20.0	7.0	5.8	—	32.8
Marketing	118.7	42.5	17.1	(0.7)	177.6
Personnel (exclusive of stock-based compensation as shown separately below)	36.6	49.5	22.8	—	108.9
Technology	7.8	13.8	3.4	—	25.0
General and administrative (5)	4.0	8.4	3.6	—	16.0
Adjusted EBITDA	(19.2)	36.7	4.6	—	22.1
Depreciation and amortization				(24.6)	(24.6)
Stock-based compensation				(20.7)	(20.7)
Restructuring and other related reorganization costs (6)	(0.9)	(2.1)	(0.3)		(3.3)
Legal reserves, settlements and other				(0.2)	(0.2)
Transaction related expenses (7)				(3.3)	(3.3)
Non-recurring (expenses) income (8)				4.8	4.8
Operating income (loss)					(25.2)
Other income (expense), net					(6.4)
Income (loss) before income taxes					(31.6)
(Provision) benefit for income taxes					(0.8)
Net income (loss)					(32.4)

	Three months ended March 31, 2025
	Experiences (1)	Hotels and Other (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$155.8	$196.0	$46.4	$—	$398.2
Intersegment revenue	—	0.7	—	(0.7)	—
Total Revenue	$155.8	$196.7	$46.4	$(0.7)	$398.2
Less: (4)
Cost of sales	17.1	4.9	4.8	—	26.8
Marketing	106.2	47.2	18.9	(0.7)	171.6
Personnel (exclusive of stock-based compensation as shown separately below)	35.8	60.7	19.4	—	115.9
Technology	6.8	12.6	3.3	—	22.7
General and administrative	4.0	9.9	3.5	—	17.4
Adjusted EBITDA	(14.1)	61.4	(3.5)	—	43.8
Depreciation and amortization				(21.3)	(21.3)
Stock-based compensation				(27.9)	(27.9)
Restructuring and other related reorganization costs	—	(9.4)	(0.7)		(10.1)
Operating income (loss)					(15.5)
Other income (expense), net					(4.8)
Income (loss) before income taxes					(20.3)
(Provision) benefit for income taxes					9.3
Net income (loss)					(11.0)
(1)
Includes certain shared personnel costs allocated from the Hotels and Other Segment of $4.4 million and $3.0 million in each of the three months ended March 31, 2026 and 2025, respectively.
(2)
Certain shared personnel costs of $5.4 million and $3.8 million in each of the three months ended March 31, 2026 and 2025, respectively, were allocated to the Experiences and TheFork segments.
(3)
Includes certain shared personnel costs allocated from the Hotels and Other Segment of $1.0 million and $0.8 million in each of the three months ended March 31, 2026 and 2025, respectively.
(4)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to our CODM.

(5)
Exclusive of a $1.3 million net benefit in the Hotels and Other segment which is included separately below in legal reserves, settlements and other, transaction related expenses, and non-recurring (expenses) income.
(6)
Refer to “Note 5: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(7)
The Company expensed certain costs related to shareholder activism of $3.3 million during the first quarter of 2026, to general and administrative expenses on our unaudited condensed consolidated statements of operations.
(8)
Represents a recovery of $4.8 million related to an external fraud incident, which occurred during the fourth quarter of 2022. The Company has reduced Adjusted EBITDA by this recovery amount during the first quarter of 2026, which was recorded to general and administrative expenses on the unaudited condensed consolidated statement of operations. The Company considers such recovery to be non-recurring in nature.

Product Information

Revenue sources within our Experiences segment, Hotels and Other segment, consisting of Hotels revenue, Media and advertising revenue, and Other revenue, and TheFork segments, comprise our products. Refer to “Note 3: Revenue Recognition” for our revenue by product.

NOTE 13: SUBSEQUENT EVENTS

Repayment of 2026 Senior Notes and Expiration of Capped Calls

On April 1, 2026, the Company repaid its 0.25% Convertible 2026 Senior Notes due 2026 (“2026 Senior Notes”), at maturity, for $345.4 million, consisting of the full outstanding principal and accrued interest, funded by cash on hand. As a result of this transaction, the Company has no further obligations under the indenture governing the 2026 Senior Notes, and the related security interest and liens have been released. In connection with the final maturity of the 2026 Senior Notes on April 1, 2026, the Capped Calls also expired unexercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, and the audited consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report.

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2025 Annual Report, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

The Tripadvisor group (the “Group”) is a portfolio of global online platforms purpose-built to connect travelers with experiences, accommodations, restaurants and other relevant travel destination points of interest (“POIs”). Our mission is to be the world's most trusted source for travel and experiences.

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

The Company measures its financial performance within the following reportable segments: Experiences, Hotels and Other, and TheFork. The Company's strategy is focused on growing and scaling its Experiences and TheFork marketplaces, which we believe represents an attractive long-term value creation opportunity, while optimizing its legacy offerings within the Hotels and Other segment for profitability. Our segment structure reflects the combination of our Viator and Brand Tripadvisor experiences operations implemented in the fourth quarter of 2025 and aligns with our positioning as an experiences-led company, as we continue to evaluate strategic alternatives for TheFork as part of our broader portfolio review.

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

The Group’s globally recognized brands and extensive user-generated content (“UGC”) support traveler search, discovery, and planning, which in-turn generates high-intent demand for its experiences and dining marketplace offerings as well as for commercial partners in the hotels category and advertising opportunities for endemic and non-endemic advertisers. In turn, clickstream and behavioral data reflecting traveler intent, transactional data from its experiences and dining marketplaces, UGC, and structured and unstructured data related to millions of POIs attractions, and destinations enhance the customer experience through product enhancements and personalization, reinforcing the discovery and engagement loop over time. In addition, the breadth, depth, and scale of first party data is uniquely valuable in the Company’s pursuit to innovate in the application of artificial intelligence (“AI”) for travel and experiences discovery, planning, and booking.

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. Below, we describe current trends affecting our overall business and segments, including opportunities, but also uncertainties that may impact our ability to execute on our objectives and strategies.

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

We generate a significant amount of direct traffic from search engines, including Google, through search engine optimization (“SEO”) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted by search engines changing their search result placement and underlying algorithms to increase the prominence of their own products in search results across our business. We believe that our Hotels and Other segment will continue to be impacted by these challenges and others, including AI overviews displacing top ranked links, reduced click-through rates and a shift towards platform based non-traditional search.

Recent Developments

Macro-Environment Headwinds

During the first quarter of 2026, specifically beginning in late February and throughout March, the conflict in the Middle East, as well as severe flooding in Hawaii and civil unrest in Mexico, two key destination markets, had an adverse impact on our Experiences business. Although Experiences showed growth across all reported measures through February, as a result of these macro-events, in March, we did observe a negative impact in booking volumes, gross booking value, and revenue, as well as an increase in cancellation rates across all points of sale in our Experiences segment. This negatively impacted our overall growth rates across our reported measures during the quarter in the Experiences segment. We also expect revenue growth for the Experiences segment will be negatively impacted in the second quarter of 2026, as a result of the impact on booking volumes and cancellations due to the macro-events in the first and second quarters of 2026. If heightened geopolitical tensions and conflicts, including the evolving events in the Middle East continue, they could have a negative impact on the travel industry and, as a result, continue to impact our financial results.

Restructuring and Related Reorganization Actions

During the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred pre-tax restructuring and other related reorganization costs of $3.3 million during the first quarter of 2026, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment.

These actions are expected to be substantially completed by the fourth quarter of 2026 and represent transformational initiatives of the Company's operating structure, which are not reflective of the Company's normal and recurring business operations. The multi-period nature of these actions generally reflects the operational challenges of executing a global workforce reduction across multiple jurisdictions, including compliance with local statutory requirements in certain international locations, and the timing of employee departures. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” and “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information related to these actions.

During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of actions taken under this initiative, during first quarter of 2025, the Company incurred pre-tax restructuring and other related reorganization costs of $10.1 million, which consisted of employee severance and related benefits, primarily in our Hotel and Other segment.

Repayment of 2026 Senior Notes and Expiration of Capped Calls

On April 1, 2026, the Company repaid its 0.25% Convertible 2026 Senior Notes due 2026 (“2026 Senior Notes”), at maturity, for $345.4 million, consisting of the full outstanding principal and accrued interest, funded by cash on hand. In connection with the maturity and repayment of the 2026 Senior Notes on April 1, 2026, the Capped Calls also expired unexercised. Refer to “Note 13: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Employees

As of March 31, 2026, the Company had approximately 2,555 employees. Approximately 69%, 27%, and 4% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our “Critical Accounting Policies and Estimates” in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report.

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements that we are required to adopt that may have an impact on our unaudited condensed consolidated financial statements since December 31, 2025, as compared to those described under “Note 2: Significant Accounting Policies,” in the notes to the audited consolidated financial statements in Item 8 of our 2025 Annual Report.

Statements of Operations

Selected Financial Data

Unaudited

(in millions, except percentages)

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
Revenue	$382.4	$398.2	(4)%

Costs and expenses:
Cost of sales	32.8	26.8	22%
Marketing	177.6	171.6	3%
Personnel (including stock-based compensation of $20.7 and $27.9, respectively)	129.6	143.8	(10)%
Technology	25.0	22.7	10%
General and administrative	14.7	17.4	(16)%
Depreciation and amortization	24.6	21.3	15%
Restructuring and other related reorganization costs	3.3	10.1	(67)%
Total costs and expenses:	407.6	413.7	(1)%
Operating income (loss)	(25.2)	(15.5)	63%
Other income (expense)
Interest expense	(15.7)	(11.7)	34%
Interest income	7.9	10.0	(21)%
Other income (expense), net	1.4	(3.1)	n.m.
Total other income (expense), net	(6.4)	(4.8)	33%
Income (loss) before income taxes	(31.6)	(20.3)	56%
(Provision) benefit for income taxes	(0.8)	9.3	n.m.
Net income (loss)	$(32.4)	$(11.0)	195%

Other Financial Data:
Adjusted EBITDA (1)	22.1	$43.8	(50)%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Experiences Segment

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Revenue	$167.9	$155.8	8%
Less: (1)
Cost of sales	20.0	17.1	17%
Marketing	118.7	106.2	12%
Personnel (exclusive of stock-based compensation)	36.6	35.8	2%
Technology	7.8	6.8	15%
General and administrative	4.0	4.0	0%
Total Adjusted EBITDA	$(19.2)	$(14.1)	36%

Adjusted EBITDA Margin by Segment (2)	(11.4%)	(9.1%)

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

Number of Experience Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experience bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked was approximately 5.6 million during the first quarter of 2026, an increase of approximately 11%, when compared to the same period in 2025, primarily driven through growth on the Viator point of sale, as well as third-party points of sale, partially offset by the macro-related factors noted above, which negatively impacted bookings growth.

Gross Booking Value (“GBV”)

GBV represents the total dollar value of experience bookings in a given period prior to any adjustments such as date changes, refunds or cancellations. GBV is an operational measure that provides an indication of total engagement and economic activity driven by our platform in a given period by all marketplace constituents (travelers, experiences operators, and partners). Management uses GBV for operational decision-making purposes to monitor the growth, scale, and reach of its online marketplace as well as assess the health of its global ecosystem. Accordingly, management does not consider GBV to be an indicator of revenue or any other financial statement measure.

GBV reached approximately $1.2 billion during the three months ended March 31, 2026, an increase of approximately 13%, when compared to the same period in 2025, primarily due to growth in the number of experience bookings as discussed above, and to a lesser extent, an increase in pricing primarily due to favorable foreign currency fluctuations. These were partially offset by the macro-related factors noted above, which negatively impacted bookings growth.

Revenue and Adjusted EBITDA

Experiences segment revenue increased $12.1 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily driven by growth in bookings volume and, to a lesser extent, an increase in pricing, which we estimate was positively impacted by foreign currency fluctuations of approximately 4% during the three months ended March 31, 2026, when compared to the same period in 2025. These were partially offset by the macro-related factors noted above, that negatively impacted bookings growth and increased cancellation rates, which we estimate negatively impacted revenue growth by approximately 4.0 percentage points during the three months ended March 31, 2026.

Adjusted EBITDA loss in our Experiences segment increased by $5.1 million during the three months ended March 31, 2026 when compared to the same period in 2025, while adjusted EBITDA margin declined by 2.3 percentage points. The increase in adjusted EBITDA loss was primarily due to an increase in paid marketing costs, as well as variable costs related to revenue growth, such as credit card payment processing fees, partially offset by an increase in revenue growth, as discussed above. The decline in adjusted EBITDA margin during the three months ended March 31, 2026 when compared to the same period in 2025 was primarily due to an increase in marketing costs as a percent of revenue.

Hotels and Other Segment

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Revenue (1)	$157.9	$196.7	(20)%
Less: (2)
Cost of sales	7.0	4.9	43%
Marketing	42.5	47.2	(10)%
Personnel (exclusive of stock-based compensation)	49.5	60.7	(18)%
Technology	13.8	12.6	10%
General and administrative	8.4	9.9	(15)%
Total Adjusted EBITDA	$36.7	$61.4	(40)%

Adjusted EBITDA Margin by Segment (3)	23.2%	31.2%

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

Hotels and Other revenue decreased by $38.8 million for the three months ended March 31, 2026 when compared to the same period in 2025, driven by declines across all revenue streams primarily from free marketing channels, particularly SEO, as discussed further below.

Adjusted EBITDA in our Hotels and Other segment decreased by $24.7 million during the three months ended March 31, 2026 when compared to the same period in 2025, while adjusted EBITDA margin decreased by 8.0 percentage points. The decrease in adjusted EBITDA was primarily due to a decrease in revenue, as noted above, partially offset by a decrease in the segment's operating expenses of $14.1 million during the three months ended March 31, 2026 when compared to the same period in 2025. This decrease was primarily related to a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the fourth quarter of 2025, and to a lesser extent, a decrease in marketing expenses. The decrease in adjusted EBITDA margin during the three months ended March 31, 2026 when compared to the same period in 2025, was primarily due to an increase in marketing costs as a percentage of revenue due to declines in free marketing channels, particularly SEO, and the resulting shift from free to paid marketing channels, as well as technology and cost of sales costs as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Hotels and Other segment:

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Hotels and Other:
Hotels	$114.4	$148.0	(23%)
% of Hotels and Other revenue*	72.5%	75.2%
Media and advertising	$28.0	$30.8	(9%)
% of Hotels and Other revenue*	17.7%	15.7%
Other (1)	$15.5	$17.9	(13%)
% of Hotels and Other revenue*	9.8%	9.1%
Total Hotels and Other Revenue	$157.9	$196.7	(20%)

*Percentages may not total to 100% due to rounding.

(1)
Tripadvisor dining revenue within the Hotels and Other segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment revenue for all periods presented.

Hotels Revenue

Hotels revenue decreased $33.6 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to a decrease in hotel metasearch revenue. This decrease was driven primarily by declines in free marketing channels, particularly SEO, impacting paid marketing channels, resulting in lower click volumes, which more than offset an increase in pricing as measured in cost-per-click rates (“CPCs”) in our hotel metasearch offering. Growth in CPCs was due in part to certain product changes made that improved qualified referrals to our partners and, as a result, increased CPCs, across all geographies.

Media and Advertising Revenue

Media and advertising revenue, which consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform, decreased $2.8 million during the three months ended March 31, 2026 when compared to the same period in 2025. The decrease was primarily due to declines in traditional display and programmatic advertising (together sometimes referred to as “on platform” advertising) that correlates closely with overall traffic volume.

Other Revenue

Other revenue includes click-based advertising and display-based advertising revenue from our cruise, as well as, Tripadvisor dining revenue. At the start of 2026, the Company no longer offers travelers access to vacation rentals, flights and rental cars offerings on its platform. Tripadvisor dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by TheFork, which is eliminated on a consolidated basis, in addition to revenue earned from Hotels and Other’s own business-to-business (“B2B”) restaurant offerings. Other revenue decreased $2.4 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to Tripadvisor dining revenue as we shift our strategic focus and simplify the management of our Hotels and Other segment, and to a lesser extent, the Company no longer offering vacation rentals, flights and rental cars offerings on our platform, as noted above.

TheFork Segment

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Revenue	$57.3	$46.4	23%
Less: (1)
Cost of sales	5.8	4.8	21%
Marketing (2)	17.1	18.9	(10)%
Personnel (exclusive of stock-based compensation)	22.8	19.4	18%
Technology	3.4	3.3	3%
General and administrative	3.6	3.5	3%
Total Adjusted EBITDA	$4.6	$(3.5)	n.m.

Adjusted EBITDA Margin by Segment (3)	8.0%	(7.5%)

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

TheFork revenue increased $10.9 million during the three months ended March 31, 2026 when compared to the same period in 2025, driven primarily by booking volume growth largely in TheFork's branded channel, in addition to increased adoption of its premium online reservation booking software offering, and third-party partnership revenue. In addition, TheFork's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 12% during the three months ended March 31, 2026, when compared to the same period in 2025.

Adjusted EBITDA in TheFork improved by $8.1 million during the three months ended March 31, 2026 when compared to the same period in 2025, and adjusted EBITDA margin improved by 15.5 percentage points during the three months ended March 31, 2026 when compared to the same period in 2025. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, and a decrease in brand marketing, partially offset by increased personnel costs due to increased headcount to support business growth. The improvement in adjusted EBITDA margin was primarily due to lower marketing costs as a percentage of revenue.

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

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Costs of sales	$32.8	$26.8	22%
% of revenue	8.6%	6.7%

Cost of sales increased $6.0 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to an increase in credit card payment processing fees as a result of revenue growth in Experiences, as well as an increase in media production costs and other transaction related costs related to generating revenue in Hotels and Other.

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

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Marketing - Experiences	$118.7	$106.2	12%
Marketing - Hotels and Other	42.5	47.2	(10%)
Marketing - TheFork (1)	17.1	18.9	(10%)
Intersegment (intercompany) marketing expenses (1)	(0.7)	(0.7)	0%
Total Marketing	$177.6	$171.6	3%
% of revenue	46.4%	43.1%
(1)
Marketing expenses are shown gross of intersegment (intercompany) expenses, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment activity for all periods presented.

Marketing costs increased $6.0 million during the three months ended March 31, 2026 when compared to the same period in 2025, driven by an increase in marketing costs in Experiences, in order to drive revenue growth and increase market share, partially offset by a decrease in marketing costs in Hotels and Other and TheFork.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Personnel (exclusive of stock-based compensation)	$108.9	$115.9	(6%)
Stock-based compensation	20.7	27.9	(26%)
Total Personnel	$129.6	$143.8	(10%)
% of revenue	33.9%	36.1%

Personnel costs, including stock-based compensation, decreased $14.2 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2025.

Technology

Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
Technology	$25.0	$22.7	10%
% of revenue	6.5%	5.7%

Technology costs increased $2.3 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to increased licensing and data center costs.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Three months ended March 31,		% Change
	2026	2025	2026 vs. 2025
	(in millions)
General and administrative	$14.7	$17.4	(16%)
% of revenue	3.8%	4.4%

General and administrative costs decreased $2.7 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to a recovery of $4.8 million related to an external fraud incident, which occurred during the fourth quarter of 2022, and to a lesser extent, an increase of sublease income related to office space, partially offset by $3.3 million of shareholder activism costs, all of which was included in Hotels and Other.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended March 31,
	2026	2025
	(in millions)
Depreciation	$24.1	$20.6
Amortization of intangible assets	0.5	0.7
Total depreciation and amortization	$24.6	$21.3
% of revenue	6.4%	5.3%

Depreciation and amortization increased $3.3 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to increased depreciation related to previous capital investments in internal website development.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits and other related reorganization costs.

	Three months ended March 31,
	2026	2025
	(in millions)
Restructuring and other related reorganization costs	$3.3	$10.1

The Company incurred pre-tax restructuring and other related reorganization costs of $3.3 million during the three months ended March 31, 2026, as discussed above. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended March 31,
	2026	2025
	(in millions)
Interest expense	$(15.7)	$(11.7)

Interest expense increased $4.0 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to the issuance of our Tack-On Incremental Term Loan B Facility in March 2025, which incrementally increased our ongoing financing costs. The majority of interest expense reported during the three months ended March 31, 2026 and 2025, was primarily related to the Term Loan B Facility. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, time deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended March 31,
	2026	2025
	(in millions)
Interest income	$7.9	$10.0

Interest income decreased $2.1 million during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to a decrease in interest rates received on demand bank deposits, time deposits, and money market funds.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other assets, gain/(loss) on extinguishments of debt, and other non-operating income (expenses).

	Three months ended March 31,
	2026	2025
	(in millions)
Other income (expense), net	$1.4	$(3.1)

Other income, net, increased during the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to net foreign exchange gains incurred as a result of foreign currency movements during the period.

(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2026	2025
	(in millions)
(Provision) benefit for income taxes	$(0.8)	$9.3
Effective tax rate	(2.5%)	45.8%

The first quarter of 2026 effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to the benefit of foreign-derived deduction eligible income, and the tax effects of stock-based compensation.

We recorded an income tax provision of $0.8 million for the three months ended March 31, 2026. The change in our income tax provision and our effective tax rate during the three months ended March 31, 2026, when compared to the same period in 2025, was primarily the result of a discrete tax benefit of $11.4 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment expiring for the tax years 2014, 2015, and 2016. Refer to “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended March 31,
	2026	2025
	(in millions)
Net income (loss)	$(32.4)	$(11.0)
Net income (loss) margin	(8.5%)	(2.8%)

Net loss increased by $21.4 million during the three months ended March 31, 2026, when compared to the same period in 2025, largely driven by a decrease in revenue and an increase in income tax expense of $10.1 million, as described in more detail above under the sections “Revenue and Segment Information” and “(Provision) Benefit for Income Taxes”, respectively. This decline was partially offset by a decrease in personnel costs, as well as a decrease in pre-tax restructuring and other related reorganization costs of $6.8 million, all of which is described in more detail above under “Consolidated Expenses.”

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

Adjusted EBITDA is also our reported measure of segment profit and a key measure used by our CODM, management and Board of Directors to understand and evaluate the operating performance of our business as a whole and our individual operating segments, and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our CODM, management and Board of Directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision (benefit) for income taxes; (2) other expense (income), net; (3) depreciation and amortization; (4) stock-based compensation; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves, settlements and other (including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted indirect tax legislation); (7) restructuring and other related reorganization costs; (8) transaction related expenses (including non-operational costs related to significant shareholder activism, which includes third-party advisory, legal, and other professional fees); and (9) non-recurring expenses and income unusual in nature or infrequently occurring.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2026	2025
	(in millions)
Net income (loss)	$(32.4)	$(11.0)
Add: Provision (benefit) for income taxes	0.8	(9.3)
Add: Other expense (income), net	6.4	4.8
Add: Restructuring and other related reorganization costs	3.3	10.1
Add: Legal reserves, settlements and other	0.2	—
Add: Transaction related expenses (1)	3.3	—
Add: Non-recurring expenses (income) (2)	(4.8)	—
Add: Stock-based compensation	20.7	27.9
Add: Depreciation and amortization	24.6	21.3
Adjusted EBITDA	$22.1	$43.8

(1)
The Company expensed certain costs related to shareholder activism of $3.3 million during the first quarter of 2026, to general and administrative expenses on our unaudited condensed consolidated statements of operations.
(2)
Represents a recovery of $4.8 million related to an external fraud incident, which occurred during the fourth quarter of 2022. The Company has reduced Adjusted EBITDA by this recovery amount during the first quarter of 2026, which was recorded to general and administrative expenses on the unaudited condensed consolidated statement of operations. The Company considers such recovery to be non-recurring in nature.

Stock-Based Compensation

Refer to “Note 9: Stock-Based Awards” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 4.3 million service-based RSUs with a weighted average grant-date fair value of $10.19 and approximately 0.8 million PSUs with a weighted average grant-date fair value of $10.14 during the three months ended March 31, 2026.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of March 31, 2026 and December 31, 2025, we had approximately $1.1 billion and $1.0 billion, respectively, of cash and cash equivalents, and $496.4 million of available borrowing capacity under the Credit Facility. As of March 31, 2026, approximately $245.8 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 30% was located in the U.K. As of March 31, 2026, the significant majority of our cash was denominated in U.S. dollars.

As of March 31, 2026, we had $552.3 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of March 31, 2026, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of March 31, 2026, we are party to a credit agreement (“Amended Credit Agreement”), which, among other things, provides for a $500.0 million revolving credit facility (“Credit Facility”) with a maturity date of June 29, 2028. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under the Credit Facility and $3.6 million of issued undrawn standby letters of credit. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings under the Credit Facility refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of March 31, 2026 and December 31, 2025, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of March 31, 2026, the Company had an aggregate outstanding principal amount of $353.5 million and $829.6 million in short-term and long-term debt, respectively, on our unaudited condensed consolidated balance sheet pertaining to the 2026 Senior Notes and Term Loan B Facility, both of which are discussed below.

On April 1, 2026, the Company repaid the full outstanding 2026 Senior Notes, at maturity, for $345.4 million, consisting of principal and accrued interest, funded by cash on hand. Refer to “Note 13: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

The Company also maintains the Term Loan B Facility with an aggregate principal amount remaining of $838.1 million, maturing on July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. As of March 31, 2026 and 2025, the interest rate on the Term Loan B Facility was 6.42% and 7.07%, respectively. The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $2.1 million were made during both the three months ended March 31, 2026 and 2025. The Term Loan B Facility has no financial covenants.

The 2026 Senior Notes are not registered securities. We may from time to time repurchase the Term Loan B Facility through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. For further information on the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, and 2026 Senior Notes, refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

Significant uses of capital and other liquidity matters

On September 7, 2023, our Board of Directors authorized the repurchase of $250.0 million in shares of our common stock under a share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2026, we had $110.0 million remaining available to repurchase shares of our common stock under this share repurchase program.

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

In addition, in January 2021, we received an issue closure notice from HM Revenue & Customs (“HMRC”) in the U.K. relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to deductions for intercompany financing and would result in an increase to income tax expense in an estimated range of $20.0 million to $30.0 million, which is inclusive of transition tax benefits and exclusive of interest expense, at the close of the audit if HMRC prevails. We are also currently subject to audit by HMRC in tax years 2017 through 2023. If HMRC were to seek adjustments of a similar nature through a closure notice for transactions in these years, we could be subject to significant additional tax liabilities. Although the ultimate timing for resolution of this matter is uncertain, any future payments required would negatively impact our operating cash flows.

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

Our cash flows for the three months ended March 31, 2026 and 2025, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2026	2025
	(in millions)
Net cash provided by (used in):
Operating activities	$117.8	$101.7
Investing activities	(16.5)	(19.0)
Financing activities	(9.5)	(2.3)

During the three months ended March 31, 2026, our primary source of cash was from operations, while our primary use of cash was from investing activities (including capital expenditures of $16.5 million) and financing activities (including payment of withholding taxes on net share settlements of equity awards of $5.5 million). This use of cash was funded with cash and cash equivalents and cash flows from operations.

During the three months ended March 31, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including funding of the Loan Agreement with LTRIP of $326.7 million and payment of withholding taxes on net share settlements of our equity awards of $8.9 million) and investing activities (including capital expenditures of $19.0 million). This use of cash was funded with cash and cash equivalents and cash flows from operations.

Net cash provided by operating activities for the three months ended March 31, 2026 increased by $16.1 million, when compared to the same period in 2025, primarily due to an increase in working capital of $43.8 million, largely offset by an increase in net losses of $21.4 million, as well as a decrease in non-cash items of $6.3 million. The increase in working capital for the three months ended March 31, 2026 when compared to the same period in 2025, was primarily driven by changes related to the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experiences operators, partially offset by the timing of payment for investment tax credits and an increase in interest payments on borrowings.

Net cash used in investing activities for the three months ended March 31, 2026 decreased by $2.5 million, when compared to the same period in 2025, primarily due to a decrease in office space across the Company, as well as, a decrease in capitalized website development costs due to a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2025.

Net cash used in financing activities for the three months ended March 31, 2026 increased by $7.2 million, when compared to the same period in 2025, primarily due to proceeds received from the issuance of our Tack-On Incremental Term Loan B Facility of $341.4 million, net of financing costs, largely offset by the funding of the Loan Agreement with LTRIP of $326.7 million, both occurring during the first quarter of 2025.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2025. As of March 31, 2026, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

If consensus is reached on Pillar One, unilateral digital services taxes is expected to be repealed, however until such time we continue to be subject to these taxes and are currently subject to unilateral digital services taxes. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our unaudited condensed consolidated financial statements. During the three months ended March 31, 2026 and 2025, we recorded $2.1 million and $2.4 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of March 31, 2026. As of March 31, 2026, $552.3 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the three months ended March 31, 2026 since December 31, 2025. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our 2025 Annual Report.

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

Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in international markets. The economic impact of foreign currency exchange rate movement is linked to variability in the macroeconomic environment such as inflation and interest rates, governmental actions, and geopolitical events such as regional conflicts. We regularly monitor the macroeconomic environment, which has seen some volatility as a result of geopolitical tensions resulting from Russia’s invasion of Ukraine, the conflict in the Middle East and Iran, as well as increased cyberattacks, other military conflicts and regional disruptions, tariffs, trade negotiations, and sanctions. Developments in the macroeconomic environment could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations, including U.K. and E.U. relations, may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information regarding any legal proceedings. For an additional discussion of certain risks associated with legal proceedings, refer to Part I, Item 1A, “Risk Factors” in our 2025 Annual Report.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2025 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended March 31, 2026, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2026, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended March 31, 2026, we did not repurchase any shares of our common stock under our existing share repurchase program. As of March 31, 2026, we had $110.0 million remaining available to repurchase shares of our common stock under our existing authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 6, 2026, Kristen Dalton, Chief Strategy and Operations Officer, adopted a trading arrangement for the sale of the Company's common stock (a “Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Trading Plan has a term of one year and provides for the sale of up to 94,702 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Compensation Committee Charter of Tripadvisor, Inc.	X
10.1	Cooperation Agreement dated March 22, 2026		8-K	001-35362	10.1	3/22/26
10.2+	Employment Agreement, dated as of December 7, 2023 between Tripadvisor LLC and Kristen Dalton	X
10.3+	Employment Agreement, dated as of March 1, 2021 between La Fourchette (Italy) S.r.l. and Almir Ambeskovic	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

*The certifications filed as Exhibits 32.1 and 32.2 are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date thereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

May 7, 2026