Form 10-Q
period 2026-06-30
TripAdvisor, Inc.
filed 2026-08-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at July 30, 2026
Common Stock, $0.001 par value per share	117,199,342 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue (Note 4)	$441.9	$476.0	$767.7	$828.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	31.0	36.5	58.0	58.6
Marketing	215.4	207.4	376.6	360.8
Personnel (including stock-based compensation of $16.8, $26.2, $35.3 and $51.5, respectively)	99.2	125.5	204.7	248.0
Technology	21.6	21.5	43.2	41.0
General and administrative	14.5	9.5	25.7	23.5
Depreciation and amortization	18.5	17.7	37.6	34.8
Restructuring and other related reorganization costs (Note 6)	3.9	—	6.9	9.3
Total costs and expenses	404.1	418.1	752.7	776.0
Operating income (loss)	37.8	57.9	15.0	52.5
Other income (expense):
Interest expense	(15.0)	(17.3)	(30.8)	(29.1)
Interest income	5.3	10.1	13.0	20.0
Other income (expense), net	—	(5.8)	1.5	(9.1)
Total other income (expense), net	(9.7)	(13.0)	(16.3)	(18.2)
Income (loss) before income taxes	28.1	44.9	(1.3)	34.3
(Provision) benefit for income taxes (Note 8)	(5.3)	(8.4)	(6.5)	(0.6)
Net income (loss) from continuing operations	22.8	36.5	(7.8)	33.7
Net income (loss) from discontinued operations, net of tax (Note 3)	(0.4)	(0.5)	(2.2)	(8.7)
Net income (loss)	$22.4	$36.0	$(10.0)	$25.0

Net income (loss) per share attributable to common stockholders from continuing operations (Note 12):
Basic	$0.20	$0.29	$(0.07)	$0.25
Diluted	$0.19	$0.28	$(0.07)	$0.25

Net income (loss) per share attributable to common stockholders from discontinued operations (Note 12):
Basic	$—	$—	$(0.02)	$(0.07)
Diluted	$—	$—	$(0.02)	$(0.06)

Net income (loss) per share attributable to common stockholders (Note 12):
Basic	$0.19	$0.29	$(0.09)	$0.19
Diluted	$0.19	$0.28	$(0.09)	$0.19

Weighted average common shares outstanding (Note 12):
Basic	116.7	124.9	116.1	133.0
Diluted	117.9	130.2	116.1	138.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$22.4	$36.0	$(10.0)	$25.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(3.0)	29.2	(9.6)	44.9
Total other comprehensive income (loss), net of tax	(3.0)	29.2	(9.6)	44.9
Comprehensive income (loss)	$19.4	$65.2	$(19.6)	$69.9

(1) Deferred income tax liabilities related to these amounts were not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$843.2	$978.0
Accounts receivable, net of allowance for expected credit losses of $14.1 and $15.4, respectively (Note 5)	231.3	174.8
Prepaid expenses and other current assets	45.4	40.8
Current assets - held for sale from discontinued operations (Note 3)	283.6	97.1
Total current assets	1,403.5	1,290.7
Property and equipment, net of accumulated depreciation of $564.1 and $537.7, respectively	153.5	164.3
Operating lease right-of-use assets	29.5	31.2
Intangible assets, net of accumulated amortization of $120.7 and $119.6, respectively	32.3	33.0
Goodwill	724.1	724.2
Non-marketable investments (Note 5)	27.3	27.9
Deferred income taxes, net	128.1	127.9
Other long-term assets	33.0	34.4
Noncurrent assets - held for sale from discontinued operations (Note 3)	—	191.8
TOTAL ASSETS	$2,531.3	$2,625.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75.4	$16.3
Deferred merchant payables	484.2	308.1
Deferred revenue (Note 4)	85.0	53.3
Current portion of debt (Note 7)	8.5	353.2
Income taxes payable (Note 8)	10.1	10.9
Accrued expenses and other current liabilities (Note 6)	175.2	200.3
Current liabilities - held for sale from discontinued operations (Note 3)	60.5	56.3
Total current liabilities	898.9	998.4
Long-term debt (Note 7)	815.9	819.0
Finance lease obligation, net of current portion	31.5	35.6
Operating lease liabilities, net of current portion	25.5	27.4
Deferred income taxes, net	1.1	1.1
Other long-term liabilities	95.9	95.8
Noncurrent liabilities - held for sale from discontinued operations (Note 3)	—	3.2
Total Liabilities	1,868.8	1,980.5

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	0.1	0.1
Authorized shares: 1,600,000,000
Shares issued: 123,213,743 and 120,577,305, respectively
Shares outstanding: 117,108,481 and 114,472,043, respectively
Additional paid-in capital	497.5	460.3
Retained earnings	306.6	316.6
Accumulated other comprehensive income (loss)	(51.5)	(41.9)
Treasury stock-common stock, at cost, 6,105,262 and 6,105,262 shares, respectively	(90.2)	(90.2)
Total Stockholders’ Equity	662.5	644.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,531.3	$2,625.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2026

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of March 31, 2026	122,399,761	$0.1	$478.1	$284.2	$(48.5)	(6,105,262)	$(90.2)	$623.7
Net income (loss)	—	—	—	22.4	—	—	—	22.4
Other comprehensive income (loss), net of tax	—	—	—	—	(3.0)	—	—	(3.0)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	813,982	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	(2.0)	—	—	—	—	(2.0)
Stock-based compensation	—	—	21.4	—	—	—	—	21.4
Balance as of June 30, 2026	123,213,743	$0.1	$497.5	$306.6	$(51.5)	(6,105,262)	$(90.2)	$662.5

	Six months ended June 30, 2026

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2025	120,577,305	$0.1	$460.3	$316.6	$(41.9)	(6,105,262)	$(90.2)	$644.9
Net income (loss)	—	—	—	(10.0)	—	—	—	(10.0)
Other comprehensive income (loss), net of tax	—	—	—	—	(9.6)	—	—	(9.6)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	2,636,438	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	(7.5)	—	—	—	—	(7.5)
Stock-based compensation	—	—	44.7	—	—	—	—	44.7
Balance as of June 30, 2026	123,213,743	$0.1	$497.5	$306.6	$(51.5)	(6,105,262)	$(90.2)	$662.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of March 31, 2025	155,266,930	$0.2	12,799,999	$—	$1,627.0	$(326.7)	$265.8	$(75.8)	(26,260,252)	$(847.6)	$642.9
Net income (loss)	—	—	—	—	—	—	36.0	—	—	—	36.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	29.2	—	—	29.2
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1) (Note 11)	3,037,959	—	—	—	38.9	326.7	—	—	(26,823,683)	(436.5)	(70.9)
Retirement of treasury shares (Note 11)	(40,283,936)	(0.1)	(12,799,999)	—	(1,284.0)	—	—	—	53,083,935	1,284.1	—
Repurchase of common stock under share repurchase program (Note 11)	—	—	—	—	—	—	—	—	(2,808,080)	(40.0)	(40.0)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	837,374	—	—	—	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	—	—	(2.9)	—	—	—	—	—	(2.9)
Stock-based compensation	—	—	—	—	32.7		—	—	—	—	32.7
Balance as of June 30, 2025	118,858,327	$0.1	—	$—	$411.7	$—	$301.8	$(46.6)	(2,808,080)	$(40.0)	$627.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Six months ended June 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2024	153,655,038	$0.2	12,799,999	$—	$1,604.9	$—	$276.8	$(91.5)	(26,260,252)	$(847.6)	$942.8
Net income (loss)	—	—	—	—	—	—	25.0	—	—	—	25.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	44.9	—	—	44.9
Stockholder note receivable - related party (Note 1)	—	—	—	—	—	(326.7)	—	—	—	—	(326.7)
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1) (Note 11)	3,037,959	—	—	—	38.9	326.7	—	—	(26,823,683)	(436.5)	(70.9)
Retirement of treasury shares (Note 11)	(40,283,936)	(0.1)	(12,799,999)	—	(1,284.0)	—	—	—	53,083,935	1,284.1	—
Repurchase of common stock under share repurchase program (Note 11)	—	—	—	—	—	—	—	—	(2,808,080)	(40.0)	(40.0)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	2,449,266	—	—	—	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	—	—	(11.8)	—	—	—	—	—	(11.8)
Stock-based compensation	—	—	—	—	63.7	—	—	—	—	—	63.7
Balance as of June 30, 2025	118,858,327	$0.1	—	$—	$411.7	$—	$301.8	$(46.6)	(2,808,080)	$(40.0)	$627.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$(10.0)	$25.0
Less: Net income (loss) from discontinued operations, net of tax	(2.2)	(8.7)
Net income (loss) from continuing operations	(7.8)	33.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	37.6	34.8
Stock-based compensation expense	35.3	51.5
Other, net	(0.9)	14.9
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(63.4)	(72.3)
Accounts payable, accrued expenses and other liabilities	52.4	20.0
Deferred merchant payables	183.0	202.2
Income tax receivables/payables, net	(15.4)	(15.4)
Deferred revenue	31.6	35.3
Net cash provided by (used in) operating activities - continuing operations	252.4	304.7
Net cash provided by (used in) operating activities - discontinued operations	9.1	(1.2)
Net cash provided by (used in) operating activities	261.5	303.5

Investing activities:
Capital expenditures, including capitalized website development	(22.5)	(34.3)
Other investing activities, net	—	(2.2)
Net cash provided by (used in) investing activities - continuing operations	(22.5)	(36.5)
Net cash provided by (used in) investing activities - discontinued operations	(10.7)	(9.6)
Net cash provided by (used in) investing activities	(33.2)	(46.1)

Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 7)	—	341.4
Repayment of 2026 Senior Notes (Note 7)	(345.0)	—
Principal payments on Term Loan B Facility (Note 7)	(4.3)	(4.3)
Repurchase of common stock related to Merger, including transaction costs (Note 1)	—	(410.7)
Repurchase of common stock under the share repurchase program (Note 11)	—	(40.0)
Payment of withholding taxes on net share settlements of equity awards	(5.9)	(10.1)
Payments of finance lease obligation	(3.9)	(3.9)
Net cash provided by (used in) financing activities - continuing operations	(359.1)	(127.6)
Net cash provided by (used in) financing activities - discontinued operations	(1.6)	(1.9)
Net cash provided by (used in) financing activities	(360.7)	(129.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.4)	19.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(139.8)	147.6
Cash, cash equivalents and restricted cash at beginning of period	1,034.9	1,064.3
Cash, cash equivalents and restricted cash at end of period	895.1	1,211.9
Less: Cash, cash equivalents and restricted cash at end of period from discontinued operations	51.9	56.4
Cash, cash equivalents and restricted cash at end of period from continuing operations	$843.2	$1,155.5
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$4.4	$15.5
Cash paid during the period for interest	$28.6	$26.8
Supplemental disclosure of non-cash flow financing activities:
Issuance of common stock related to Merger (Note 1)	$—	$38.9
Net operating loss carryforwards retained related to Merger (Note 1)	$—	$13.1

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

The Company's strategy is focused on growing and scaling its Experiences marketplace, which we believe represents an attractive long-term value creation opportunity, while optimizing our legacy offerings within the Hotels and Other segment for profitability. As part of its Experiences strategy, on June 14, 2026, the Company entered into a put option agreement for the sale of TheFork. As a result, TheFork business has been reclassified as a discontinued operation and is no longer a reportable segment within continuing operations. Refer to the section below titled “Pending Sale of TheFork” for further discussion.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present our results of operations, financial position and cash flows on a consolidated basis. The unaudited condensed consolidated financial statements include Tripadvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation, except for certain transactions as pertaining to the classification of TheFork as a discontinued operation, discussed below. One of our subsidiaries that operates in China has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in internet content provision businesses. Although we do not own the capital stock of these Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activity of these affiliates. Our variable interest entities’ financial results were not material for all periods presented. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements, except as pertaining to the classification of TheFork as a discontinued operation, discussed below. There was no impact to total assets, total liabilities, total net income (loss) or total equity for the periods presented. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was previously filed with the SEC (the “2025 Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

Liberty TripAdvisor Holdings, Inc. (“LTRIP”) and Tripadvisor Merger (the “Merger”) and the Loan Agreement

On April 29, 2025, the Merger between the Company and LTRIP closed. The Merger was accounted for as a repurchase of the Company’s common stock previously held by LTRIP. The amount allocated to treasury stock totaled $436.5 million, consisting of: (i) aggregate cash paid of $410.7 million (including $19.1 million of direct expenses and fees associated with the repurchase) and common stock consideration paid (3,037,959 validly issued, fully paid and non-assessable shares of the Company's common stock, with a fair value of approximately $38.9 million); partially offset by (ii) $13.1 million in LTRIP net operating loss carryforwards, tax effected, retained by the Company, which was recorded as an asset to deferred income taxes, net on our unaudited condensed consolidated balance sheet during the second quarter of 2025. Prior to the closing of the Merger, on March 20, 2025, the Company provided a loan to LTRIP (the “Loan Agreement”) for $326.7 million to enable LTRIP to repurchase or settle certain of LTRIP’s outstanding debt prior to the close of the Merger, which was recorded to “stockholder note receivable - related party” as a reduction to stockholders’ equity on our unaudited condensed consolidated balance sheet as of March 31, 2025. Upon the closing of the Merger, the loan balance was included in the aggregate transaction price and, therefore, no longer payable to the Company by LTRIP. Refer to “Note 1: Organization and Business Description”, in the notes to the consolidated financial statements in Item 8 of our 2025 Annual Report for further discussion of the Merger transaction and “Note 11: Stockholders' Equity” below for further information regarding the repurchase and subsequent retirement of the Company's common stock repurchased in this transaction.

Pending Sale of TheFork

On June 14, 2026, the Company, entered into a put option agreement (the “Put Option Agreement”) with American Express Travel Related Services Company, Inc. (“American Express Travel”) to sell TheFork, its online restaurant and management platform in Europe, for $700.0 million in cash, subject to certain adjustments. Pursuant to the Put Option Agreement, American Express Travel provided an irrevocable commitment to acquire TheFork. On August 1, 2026, following the completion of the required consultation process with the relevant French Works Council on July 30, 2026, the Company exercised the put option. On August 2, 2026, the Company entered into an Equity Purchase Agreement with American Express Travel to sell TheFork. The closing of the transaction remains subject to certain customary closing conditions, including regulatory approvals. The sale of TheFork is expected to be completed by the end of 2026.

Upon execution of the Put Option Agreement, the assets and liabilities of the TheFork business met the accounting requirements to be classified as held for sale. In addition, the accounting requirements for reporting the TheFork business as a discontinued operation were also satisfied as the transaction constitutes a strategic shift that will have a major effect on the Company's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of TheFork business and determined that those factors for discontinued operations presentation have been met. As such, the financial results of the TheFork business are classified as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, all amounts, percentages, and any discussion in this Quarterly Report on Form 10-Q reflect the results from continuing operations, except for the unaudited condensed consolidated statements of comprehensive income and unaudited condensed consolidated statements of stockholders' equity, which are presented on a combined continuing and discontinued operations basis. Refer to Note 3: “Discontinued Operations” for further information. Furthermore, upon classification of TheFork business as discontinued operations, the Company determined that TheFork is no longer a reportable segment. The Company will continue to own and operate the TheFork business until the closing of the transaction resulting in the sale of TheFork. The Company's continuing operations now consist of two reportable segments: (1) Experiences, and (2) Hotels and Other. All prior period segment disclosure information has been recast to conform to the current reporting structure. Refer to “Note 13: Segment Information” for further information.

Intercompany transactions related to an existing commercial agreement between the Company and TheFork, expected to continue post-divesture, are presented separately between the Company's continuing and discontinued operations. These transactions were previously eliminated in the Company's unaudited condensed consolidated financial statements. The unaudited condensed consolidated statements of operations for all periods presented have been adjusted to reflect this change. This change had no impact on the Company’s total net income (loss) and did not have a material effect on its unaudited condensed consolidated financial statements.

At the closing of the transaction, the Company will enter into a Transition Services Agreement (“TSA”) with American Express Travel to provide certain transition services and access to services available through the Company's existing licensing agreements for a defined period in order to facilitate the transition. The services to be provided by the Company under the TSA are considered usual and customary and include finance, information technology, human resources and certain other administrative services.

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

There are risks and uncertainties associated with our ability to complete the pending sale of TheFork, including the satisfaction of closing conditions (such as obtaining required regulatory and antitrust clearance); unexpected complexities or costs relating to segregating shared systems and operations; and other potential unforeseen costs or tax consequences related to the divestiture.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2025, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2025 Annual Report.

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

We are currently considering the timing of adoption and are in the process of evaluating the impact of adopting these newly issued accounting rules on the Company's consolidated financial statements and related disclosures.

NOTE 3: DISCONTINUED OPERATIONS

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to TheFork business that are no longer included in continuing operations. Certain shared costs, primarily personnel costs, previously allocated to the TheFork reportable segment, do not qualify for discontinued operations accounting classification and are reported within continuing operations for all periods presented (or “stranded costs”). These costs are included in general and administrative expenses on our unaudited condensed consolidated statements of operations, and are $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2025, respectively.

The table below details the major classes of line items constituting net income from discontinued operations, net of income taxes in the unaudited condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	( in millions)

Revenue	$61.2	$54.2	$118.5	$100.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	6.7	5.3	12.5	10.1
Marketing	13.9	11.3	31.0	30.3
Personnel (including stock-based compensation of $2.3, $2.9, $4.6 and $5.6, respectively)	24.2	23.7	48.3	44.9
Technology	3.7	3.4	7.1	6.6
General and administrative	3.7	3.6	7.2	7.0
Depreciation and amortization (1)	4.9	5.2	10.4	9.3
Restructuring and other related reorganization costs	(0.3)	0.5	—	1.2
Total costs and expenses	56.8	53.0	116.5	109.4
Operating income (loss)	4.4	1.2	2.0	(8.8)
Other income (expense), net	—	0.8	0.2	1.1
Income (loss) from discontinued operations before income taxes	4.4	2.0	2.2	(7.7)
(Provision) benefit for income taxes	(4.8)	(2.5)	(4.4)	(1.0)
Net income (loss) from discontinued operations	$(0.4)	$(0.5)	$(2.2)	$(8.7)

(1) Beginning in June 2026, the Company ceased recognition of depreciation and amortization of TheFork's long-lived assets upon determination it met held for sale criteria under GAAP.

The table below details the major classes of TheFork assets and liabilities held for sale, which are summarized separately in the Unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2026	2025
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$51.9	$56.9
Accounts receivable, net of allowance for expected credit losses of $15.2 and $12.0, respectively	34.7	33.8
Prepaid expenses and other current assets	7.7	6.4
Total current assets (1)	94.3	97.1
Property and equipment, net of accumulated depreciation of $89.1 and $82.5, respectively (2)	46.6	46.1
Operating lease right-of-use assets (2)	6.8	4.0
Intangible assets, net of accumulated amortization of $77.9 and $80.0, respectively	0.2	0.4
Goodwill	114.1	119.7
Deferred income taxes, net	9.3	9.5
Other long-term assets, net of allowance for expected credit losses of $10.0 and $10.0, respectively (3)	12.3	12.1
Total noncurrent assets (1)	189.3	191.8
TOTAL ASSETS HELD FOR SALE FROM DISCONTINUED OPERATIONS (1)	$283.6	$288.9

LIABILITIES
Current liabilities:
Accounts payable	$4.6	$7.0
Deferred revenue	0.2	—
Income taxes payable	0.8	0.7
Accrued expenses and other current liabilities	46.1	48.6
Total current liabilities (1)	51.7	56.3
Operating lease liabilities, net of current portion	4.4	1.8
Other long-term liabilities	4.4	1.4
Total noncurrent liabilities (1)	8.8	3.2
TOTAL LIABILITIES HELD FOR SALE FROM DISCONTINUED OPERATIONS (1)	$60.5	$59.5

(1) The assets and liabilities held for sale from discontinued operations are classified as current on the June 30, 2026 unaudited condensed consolidated balance sheet because the transaction is expected to close within one year of the balance sheet date. As of December 31, 2025, held for sale classification for TheFork did not exist, therefore its assets and liabilities retain original current and noncurrent classification. In addition, as of June 30, 2026, an accumulated other comprehensive loss of $19.0 million was excluded from the table above which will be netted from the gain on the sale of TheFork upon the closing of the transaction.

(2) Beginning in June 2026, the Company ceased recognition of depreciation and amortization of TheFork's long-lived assets upon determination it met held for sale criteria under GAAP.

(3) TheFork holds collateralized notes ("Notes Receivable") issued by a privately held company with a total principal amount of $20.0 million, classified as held-to-maturity, as TheFork has concluded it has the positive intent and ability to hold the notes until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both June 30, 2026 and December 31, 2025, the carrying value of the Notes Receivable was $9.2 million, net of accumulated allowance for credit losses.

The following table presents significant cash flow items from discontinued operations included within the unaudited condensed consolidated statements of cash flows:

	Six months ended
	June 30,
	2026	2025
	(in millions)

Depreciation and amortization	$10.4	$9.3
Stock-based compensation expense	$4.6	$5.6
Capital expenditures, including capitalized website development	$10.7	$9.6

NOTE 4: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2025, as described under “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements in Item 8 of our 2025 Annual Report. There was no significant revenue recognized in the three and six months ended June 30, 2026 and 2025, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 1: Basis of Presentation”, under the section titled “Pending Sale of TheFork”, and “Note 13: Segment Information”, our business consists of two reportable segments – (1) Experiences and (2) Hotels and Other. A reconciliation of disaggregated revenue to segment revenue is included below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Major products/revenue sources (1):	(in millions)
Experiences:	$278.6	$270.5	$446.5	$426.3

Hotels and Other
Hotels	117.9	152.3	232.3	300.3
Media and advertising	31.2	35.5	59.2	66.2
Other	14.2	17.7	29.7	35.7
Total Hotels and Other	163.3	205.5	321.2	402.2

Total Revenue	$441.9	$476.0	$767.7	$828.5
(1)
Our revenue is recognized primarily at a point in time for both reportable segments.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2026, we had $53.3 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $9.3 million and $42.5 million was recognized as revenue during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2026, refunds due to cancellations by travelers were $1.0 million and $4.6 million, respectively. As of January 1, 2025, we had $46.8 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8.4 million and $37.0 million was recognized as revenue during the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2025, refunds due to cancellations by travelers was not material, while this amount was $3.2 million during the six months ended June 30, 2025. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

NOTE 5: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2026 and December 31, 2025, we had $843.2 million and $978.0 million of cash and cash equivalents, respectively, which consisted of available on demand bank deposits and time deposits, as well as money market funds, with maturities of three months or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of June 30, 2026 or December 31, 2025, and there were no purchases or sales of any marketable securities during and for the three and six months ended June 30, 2026 and 2025.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$752.6	$752.6	$752.6	$609.2	$609.2	$609.2
Level 1:
Money market funds	70.6	70.6	70.6	339.2	339.2	339.2
Level 2:
Time deposits	20.0	20.0	20.0	29.6	29.6	29.6
Total	$843.2	$843.2	$843.2	$978.0	$978.0	$978.0
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

Other Financial Assets and Liabilities

As of June 30, 2026 and December 31, 2025, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	June 30, 2026	December 31, 2025
	(in millions)
Accounts receivable	$187.2	$146.1
Contract assets	44.1	28.7
Total	$231.3	$174.8

The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the periods ended June 30, 2026 and December 31, 2025 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Debt

The following table shows the aggregate principal and fair value amount of the 2026 Senior Notes and Term Loan B Facility as of the dates presented, classified as short-term and long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 7: Debt” for additional information.

	June 30, 2026				December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
Term Loan B Facility	$836.0	$(11.6)	$824.4	$801.5	$840.2	$(12.7)	$827.5	$811.1
2026 Senior Notes	$—	$—	$—	$—	$345.0	$(0.3)	$344.7	$340.1
(1)
We estimate the fair value of the 2026 Senior Notes and Term Loan B Facility based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of June 30, 2026 and December 31, 2025.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd., which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $25.2 million and $25.9 million as of June 30, 2026 and December 31, 2025, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the three and six months ended June 30, 2026, as well as the three and six months ended June 30, 2025, our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations was not material. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and six months ended June 30, 2026 and 2025, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related party transactions, and were not material during the three and six months ended June 30, 2026 and 2025.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 6: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	June 30, 2026	December 31, 2025
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$30.9	$50.8
Accrued marketing costs	79.1	55.8
Finance lease liability - current portion	7.3	7.1
Operating lease liabilities - current portion	5.2	5.3
Non-income taxes payable (1)	5.5	5.5
Investment tax credit (2)	—	19.9
Restructuring and other related reorganization costs (3)	5.3	18.5
Other	41.9	37.4
Total	$175.2	$200.3

(1)
Amounts are primarily related to digital service taxes.
(2)
During the year ended December 31, 2025, pursuant to provisions allowable under the Inflation Reduction Act, the Company purchased alternative energy federal tax credits from an unrelated third party, which were paid during the first quarter of 2026.
(3)
During the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred pre-tax restructuring and other related reorganization costs of $6.9 million during the six months ended June 30, 2026, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment. We expect the majority of unpaid costs as of June 30, 2026 to be disbursed during the second half of 2026.

The following table summarizes our restructuring and other related reorganization costs for the six months ended June 30, 2026:

Carrying Value
(in millions)
Accrued liability as of December 31, 2025	$18.5
Charges	6.9
Payments	(20.1)
Accrued liability as of June 30, 2026	$5.3

NOTE 7: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	June 30, 2026	December 31, 2025
	(in millions)
Short-term debt:
Term Loan B Facility due 2031	$8.5	$8.5
0.25% Convertible 2026 Senior Notes due 2026	—	345.0
Unamortized Debt Issuance Costs	—	(0.3)
Total Short-term debt	$8.5	$353.2

Long-term debt:
Term Loan B Facility due 2031	$827.5	$831.7
Unamortized Debt Issuance Costs	(11.6)	(12.7)
Total Long-term debt	$815.9	$819.0

Amended Credit Agreement and Credit Facility

We are party to the Amended Credit Agreement with a group of lenders which, among other things, provides for a $500.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings from the Credit Facility and $3.6 million of issued undrawn standby letters of credit. For the three and six months ended June 30, 2026 and 2025, total interest expense and commitment fees on our Credit Facility were not material.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500.0 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350.0 million, also maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility was used to repay the Company's 2026 Senior Notes. We refer to the original Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.”

As of June 30, 2026, the interest rate on the Term Loan B Facility was 6.39% and, for the three and six months ended June 30, 2026 the weighted-average interest rate on the Term Loan B Facility was 6.40% and 6.42%, respectively. As of June 30, 2025, the interest rate on the Term Loan B Facility was 7.08% and, for the three and six months ended June 30, 2025 the weighted-average interest rate on the Term Loan B Facility was 7.05% and 7.06%, respectively. Principal payments of $4.3 million were made during both the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, unpaid interest on the Term Loan B Facility was not material. During the three and six months ended June 30, 2026, we recorded $13.5 million and $27.1 million of interest expense, respectively, while during the three and six months ended June 30, 2025, we recorded $15.1 million and $24.7 million of interest expense, respectively, on our unaudited condensed consolidated statements of operations.

2026 Senior Notes

On April 1, 2026, upon maturity, the Company repaid the $345.0 million aggregate principal amount of the 2026 Senior Notes, including accrued interest of $0.4 million, funded by cash on hand. As a result of this transaction, the Company has no further obligations under the indenture governing the 2026 Senior Notes, and the related security interest and liens have been released.

During the three and six months ended June 30, 2025, our effective interest rate, including debt issuance costs, was 0.32%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of December 31, 2025, unpaid interest on the 2026 Senior Notes was also not material.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of $34.7 million.

In connection with the maturity and repayment of the 2026 Senior Notes on April 1, 2026, as discussed above, the Capped Calls expired unexercised.

Refer to “Note 8: Debt” in the notes to the audited consolidated financial statements in Item 8 of our 2025 Annual Report, for additional information pertaining to redemption, conversion, repurchase features and other information regarding the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, 2026 Senior Notes and Capped Calls.

NOTE 8: INCOME TAXES

Each interim period is considered an integral part of the annual period; accordingly, we measure our income tax expense from continuing operations using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

Our income tax provision from continuing operations was $5.3 million and $6.5 million for the three and six months ended June 30, 2026, respectively, and our income tax provision from continuing operations was $8.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively. The change in our income tax provision from continuing operations during the three months ended June 30, 2026, when compared to the same period in 2025, was primarily due to the decrease in pretax income. The change in our income tax provision during the six months ended June 30, 2026, when compared to the same period in 2025, was primarily due to a discrete tax benefit recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment expiring on tax years 2014, 2015, and 2016.

Our effective tax rate for the three and six months ended June 30, 2026 differs from the U.S. federal statutory rate of 21.0%, primarily due to the benefit of foreign-derived deduction eligible income and the tax effects of stock-based compensation.

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2026, we had an accrued interest liability of $25.9 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2018 tax year and have various ongoing audits for foreign and state income tax returns. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of June 30, 2026, no material assessments have resulted, except as noted below regarding our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, there have been no material changes to our commitments and contingencies since December 31, 2025, except as discussed below. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2025 Annual Report.

As noted in “Note 1: Basis of Presentation”, under the section titled “Pending Sale of TheFork”, on June 14, 2026, the Company, entered into a put option agreement with American Express Travel to sell TheFork, for $700.0 million in cash, subject to certain adjustments. Following the completion of the required consultation process with the French Works Council on July 30, 2026, the Company exercised the put option and, on August 2, 2026, entered into a definitive Equity Purchase Agreement with American Express Travel to sell TheFork. The sale of TheFork is currently expected to be completed by the end of 2026. Refer to “Note 1: Basis of Presentation”, under the section titled “Pending Sale of TheFork”, for further information.

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

NOTE 10: STOCK-BASED AWARDS

2026 Stock Option Activity

A summary of stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2025	2,001	$30.30
Canceled or expired	(176)	40.41
Options outstanding at June 30, 2026	1,825	$29.33	3.9	$—
Exercisable as of June 30, 2026	1,744	$29.75	3.8	$—
Vested and expected to vest after June 30, 2026	1,825	$29.33	3.9	$—

2026 Restricted Stock Units (“RSUs”) Activity

A summary of RSUs activity (including deferred stock units (“DSUs”) and restricted stock awards (“RSAs”)), consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2025	10,348	$18.43
Granted(1)	4,459	10.33
Vested and released(2)	(3,119)	18.42
Canceled	(1,224)	16.75
Unvested RSUs outstanding as of June 30, 2026	10,464	$15.14	$143.5
(1)
Inclusive of approximately 89,000 DSUs and 36,000 RSAs granted to certain non-employee directors during the second quarter of 2026. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs shall vest one year after the grant date. However, settlement of the shares represented by DSUs that vest will occur on January 15th of the calendar year immediately following the year in which the director experiences a "separation of service" as defined in Section 409A of the Internal Revenue Code of 1986. Each RSA represents an award of one share of the Company’s common stock subject to a one-year service-based vesting condition. Prior to vesting, the director is entitled to receive dividends, which are accrued, but forfeitable, and paid only upon vesting of the underlying award.
(2)
Inclusive of approximately 670,000 shares of common stock withheld in connection with RSUs vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.

A summary of performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2025	1,459	$19.40		34	$14.80
Granted	776	10.14		—	—
Vested and released (2)	(110)	27.37		—	—
Canceled (3)	(363)	25.81		(34)	14.8
Unvested and outstanding as of June 30, 2026	1,762	$13.50	$24.2	—	$—	$—

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
(2)
Inclusive of approximately 37,000 shares of common stock withheld in connection with PSUs vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of PSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.
(3)
MSUs cancellations reflect market-based performance targets not being attained by the end of the performance period.

The total aggregate fair value of RSUs and PSUs which vested during the six months ended June 30, 2026 was $57.4 million. As of June 30, 2026, total unrecognized compensation cost related to stock-based awards, substantially RSUs (including PSUs), was $155.8 million, comprised of $135.5 million from continuing operations, which the Company expects to recognize over a weighted-average period of 2.4 years, and $20.3 million from discontinued operations.

NOTE 11: STOCKHOLDERS’ EQUITY

Repurchases of Treasury Shares

On September 7, 2023, our Board of Directors authorized the repurchase of $250.0 million in shares of our common stock under a share repurchase program. During the three and six months ended June 30, 2026, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of June 30, 2026, the Company had $110.0 million remaining available to repurchase shares of its common stock under this share repurchase program. During the three and six months ended June 30, 2025, approximately 2.8 million shares of the Company's outstanding common stock were repurchased under the share repurchase program at an average price of $14.22 per share, exclusive of fees and commissions, or $40 million in the aggregate. For the three and six months ended June 30, 2025, any excise tax incurred for repurchases made under the share repurchase program was not material.

In addition, and in a separate transaction, as noted in “Note 1: Basis of Presentation”, under the section titled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement”, on April 29, 2025, the Company repurchased approximately 26.8 million shares of Tripadvisor common stock and Class B common stock previously held by LTRIP in the Merger at an average price of approximately $16.27 per share, or $436.5 million in the aggregate, inclusive of transaction costs related to the repurchase of these shares. Refer to “Note 1: Organization and Business Description”, in the notes to the consolidated financial statements in Item 8 of our 2025 Annual Report for further discussion of the Merger transaction.

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

NOTE 12: EARNINGS PER SHARE (EPS)

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Basic and Diluted EPS for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) from continuing operations used to compute Basic EPS	$22.8	$36.5	$(7.8)	$33.7
Net income (loss) from discontinued operations, net of tax, used to compute Basic EPS	(0.4)	(0.5)	(2.2)	(8.7)
Net income (loss) used to compute Basic EPS	$22.4	$36.0	$(10.0)	$25.0

Net income (loss) from continuing operations used to compute Basic EPS	$22.8	$36.5	$(7.8)	$33.7
Interest expense on 2026 Senior Notes, net of tax	—	0.3	—	0.7
Net income (loss) from continued operations used to compute Diluted EPS	22.8	36.8	(7.8)	34.4
Net income (loss) from discontinued operations, net of tax, used to compute Diluted EPS	(0.4)	(0.5)	(2.2)	(8.7)
Net income (loss) used to compute Diluted EPS	$22.4	$36.3	$(10.0)	$25.7

Denominator:
Weighted average shares used to compute Basic EPS	116,697	124,948	116,061	132,959
Weighted average effect of dilutive securities:
Stock-based awards (Note 10)	1,187	620	—	1,030
2026 Senior Notes (Note 7)	—	4,674	—	4,674
Weighted average shares used to compute Diluted EPS	117,884	130,242	116,061	138,663

Basic EPS from continuing operations	$0.20	$0.29	$(0.07)	$0.25
Basic EPS from discontinued operations	—	—	(0.02)	(0.07)
Basic EPS	$0.19	$0.29	$(0.09)	$0.19

Diluted EPS from continuing operations	$0.19	$0.28	$(0.07)	$0.25
Diluted EPS from discontinued operations	—	—	(0.02)	(0.06)
Diluted EPS	$0.19	$0.28	$(0.09)	$0.19

Potential common shares, consisting of outstanding stock options, RSUs (including PSUs, MSUs, DSUs, and RSAs), and those issuable under the 2026 Senior Notes, totaling approximately 8.0 million shares and 15.6 million shares for the three and six months ended June 30, 2026, respectively, and approximately 15.1 million shares and 12.2 million shares for the three and six months ended June 30, 2025, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.7 million shares for both the three and six months ended June 30, 2026, respectively, and approximately 2.0 million shares for both the three and six months ended June 30, 2025, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

NOTE 13: SEGMENT INFORMATION

TheFork was designated a discontinued operation during the second quarter of 2026, as discussed in “Note 3: Discontinued Operations”, and as a result, the Company determined that TheFork is no longer a reportable segment. The Company's continuing operations now consists of two reportable segments: (1) Experiences and (2) Hotels and Other. All prior period segment disclosure information has been recast to conform to the current reporting structure. The nature of the services provided and revenue sources by product, are summarized by reportable segment in “Note 4: Revenue Recognition”.

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM”) manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of operating and capital resources. Adjusted EBITDA is our reported measure of segment profit and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business as a whole and for our individual operating segments, and on which internal budgets and forecasts are based and approved. We define adjusted EBITDA as net income (loss) from continuing operations plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves, settlements and other (including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted indirect tax legislation); (7) restructuring and other related reorganization costs; (8) transaction related expenses (including non-operational costs related to significant shareholder activism, which includes third-party advisory, legal, and other professional fees); and (9) non-recurring expenses and income unusual in nature or infrequently occurring.

Stranded costs, which consist of certain shared personnel and insurance costs, previously allocated to the TheFork reportable segment that do not qualify for discontinued operations accounting classification, are reported within continuing operations for all periods presented. As a result, effective the second quarter of 2026, we changed our corporate overhead allocation methodology to re-allocate these stranded costs among the remaining operating segments included within continuing operations. Our segment presentation for the three and six months ended June 30, 2025 has been restated to reflect the re-allocation of these costs. Stranded costs of $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2025, respectively, have been included within segment profits for continuing operations and re-allocated among Experiences and Hotels and Other.

The following tables present our reportable segment information for the three and six months ended June 30, 2026 and 2025 and include a reconciliation of Adjusted EBITDA to Net income (loss) from continuing operations. In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue and expenses are not material for all periods presented.

	Three months ended June 30, 2026
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$278.6	$163.3	$—	$441.9
Less: (3)
Cost of sales (4)	27.5	5.5	—	33.0
Marketing	170.7	44.7	—	215.4
Personnel (exclusive of stock-based compensation as shown separately below)	37.1	45.3	—	82.4
Technology	7.9	13.7	—	21.6
General and administrative (5)	4.6	8.5	—	13.1
Adjusted EBITDA	30.8	45.6	—	76.4
Depreciation and amortization			(18.5)	(18.5)
Stock-based compensation			(16.8)	(16.8)
Restructuring and other related reorganization costs (6)	(1.1)	(2.8)	—	(3.9)
Legal reserves, settlements and other (7)			0.9	0.9
Transaction related expenses			(0.3)	(0.3)
Operating income (loss)				37.8
Other income (expense), net				(9.7)
Income (loss) before income taxes				28.1
(Provision) benefit for income taxes				(5.3)
Net income (loss) from continuing operations				$22.8

	Three months ended June 30, 2025
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$270.5	$205.5	$—	$476.0
Less: (3)
Cost of sales	27.5	9.0	—	36.5
Marketing	152.1	55.3	—	207.4
Personnel (exclusive of stock-based compensation as shown separately below)	40.2	59.1	—	99.3
Technology	8.1	13.4	—	21.5
General and administrative (8)	4.8	9.3	—	14.1
Adjusted EBITDA	37.8	59.4	—	97.2
Depreciation and amortization			(17.7)	(17.7)
Stock-based compensation			(26.2)	(26.2)
Legal reserves, settlements and other (9)			4.6	4.6
Operating income (loss)				57.9
Other income (expense), net				(13.0)
Income (loss) before income taxes				44.9
(Provision) benefit for income taxes				(8.4)
Net income (loss) from continuing operations				$36.5

	Six months ended June 30, 2026
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$446.5	$321.2	$—	$767.7
Less: (3)
Cost of sales (4)	47.4	12.6	—	60.0
Marketing	289.4	87.2	—	376.6
Personnel (exclusive of stock-based compensation as shown separately below)	74.1	95.3	—	169.4
Technology	15.7	27.5	—	43.2
General and administrative	8.7	17.0	—	25.7
Adjusted EBITDA	11.2	81.6	—	92.8
Depreciation and amortization			(37.6)	(37.6)
Stock-based compensation			(35.3)	(35.3)
Restructuring and other related reorganization costs (6)	(1.9)	(5.0)	—	(6.9)
Legal reserves, settlements and other (7)			0.7	0.7
Transaction related expenses (10)			(3.5)	(3.5)
Non-recurring (expenses) income (11)			4.8	4.8
Operating income (loss)				15.0
Other income (expense), net				(16.3)
Income (loss) before income taxes				(1.3)
(Provision) benefit for income taxes				(6.5)
Net income (loss) from continuing operations				$(7.8)

	Six months ended June 30, 2025
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$426.3	$402.2	$—	$828.5
Less: (3)
Cost of sales	44.6	14.0	—	58.6
Marketing	258.4	102.4	—	360.8
Personnel (exclusive of stock-based compensation as shown separately below)	76.1	120.4	—	196.5
Technology	14.9	26.1	—	41.0
General and administrative (8)	8.9	19.2	—	28.1
Adjusted EBITDA	23.4	120.1	—	143.5
Depreciation and amortization			(34.8)	(34.8)
Stock-based compensation			(51.5)	(51.5)
Legal reserves, settlements and other (9)			4.6	4.6
Restructuring and other related reorganization costs	(0.3)	(9.0)	—	(9.3)
Operating income (loss)				52.5
Other income (expense), net				(18.2)
Income (loss) before income taxes				34.3
(Provision) benefit for income taxes				(0.6)
Net income (loss) from continuing operations				$33.7

(1)
Includes certain shared costs, primarily personnel costs, allocated from the Hotels and Other segment of $4.3 million and $9.2 million for the three and six months ended June 30, 2026, respectively, and $3.3 million and $6.5 million for the three and six months ended June 30, 2025, respectively. These costs include stranded costs of $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively.
(2)
The Hotels and Other segment includes stranded costs of $0.6 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively.
(3)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to our CODM.
(4)
Exclusive of $1.2 million and $0.8 million benefits in the Experiences and Hotels and Other segments, respectively, which are included separately below in legal reserves, settlements and other.
(5)
Exclusive of $1.1 million and $0.3 million costs in the Experiences and Hotels and Other segment, respectively, which is included separately below in legal reserves, settlements and other and transaction related expenses.
(6)
Refer to “Note 6: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(7)
This amount includes a refund of $2.0 million realized during the second quarter of 2026, resulting from the repeal of enacted tax legislation in Canada during 2026 related to digital service taxes, reflected in cost of sales on our unaudited condensed consolidated statement of operations. In addition, during the second quarter of 2026, the Company recorded a legal contingency accrual of $1.1 million, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
(8)
Exclusive of $4.6 million in the Hotels and Other segment which is included separately below in legal reserves, settlements and other.
(9)
Represents a decrease of $4.6 million to a previously estimated accrual for the settlement of a regulatory related matter during the second quarter of 2025, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
(10)
The Company expensed certain costs related to shareholder activism of $3.3 million, and other transaction related costs of $0.2 million, to general and administrative expenses on our unaudited condensed consolidated statements of operations.
(11)
Represents a recovery of $4.8 million related to an external fraud incident, which occurred during the fourth quarter of 2022. The Company reduced Adjusted EBITDA by this recovery amount during the first quarter of 2026, which was recorded to general and administrative expenses on the unaudited condensed consolidated statement of operations. The Company considers such recovery to be non-recurring in nature.

Product Information

Revenue sources within our Experiences segment and Hotels and Other segment, consisting of Hotels revenue, Media and advertising revenue, and Other revenue, comprise our products. Refer to “Note 4: Revenue Recognition” for our revenue by product.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Forward-looking statements include, but are not limited to, statements regarding the pending sale of our TheFork business to American Express, including expected timing, net proceeds, potential uses of proceeds, and anticipated transaction benefits Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2025 Annual Report, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will,” “would,” “could,” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

The Company's strategy is focused on growing and scaling its Experiences marketplace, which we believe represents an attractive long-term value creation opportunity, while optimizing its legacy offerings within the Hotels and Other segment for profitability. As part of its Experiences focused strategy, on June 14, 2026, the Company entered into a put option agreement for the sale of TheFork, as further discussed in the section below titled “Pending Sale of TheFork.”

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

Our Experiences business is a two-sided online marketplace, which has exhibited consistent revenue growth and improving profitability, prior to the macro-environment headwinds during the first half of 2026, as discussed below. The Company’s total revenue and adjusted EBITDA continue to shift more towards Experiences, as shown in our segment financial information. As of the year ended December 31, 2025, the Experiences segment represented approximately 55% of the Company’s total revenue from continuing operations and 30% of our adjusted EBITDA from continuing operations. As the Company continues to execute on its growth strategies and invest in Experiences, we expect to see our media-based and click-based advertising offerings become a smaller share of our overall revenue and profit mix.

Our highest strategic priority is to extend our position as a leader in the experiences category. The global experiences market is large, growing, highly fragmented, and under penetrated, with the vast majority of bookings still occurring through traditional offline sources. We expect to benefit from ongoing market tailwinds as consumers increasingly book experiences online and consumer behavior continues to allocate more discretionary spending to travel and experiences and away from physical goods. These trends present attractive growth opportunities for our business, as well as to many competitors. Given the competitive positioning of our businesses relative to the attractive growth prospects in the experiences category, we expect to continue to invest in this category across Tripadvisor Group to continue growing revenue, operating scale, and market share for the long-term.

In our Hotels and Other segment, we generate a significant amount of direct traffic from search engines, including Google, through search engine optimization (“SEO”) performance. We believe our SEO traffic acquisition performance has been negatively impacted by search engines changing their search result placement and underlying algorithms to increase the prominence of their own products in search results across our business. We believe that our Hotels and Other segment will continue to be impacted by these challenges and others, including AI overviews displacing top ranked links, reduced click-through rates and a shift towards platform based non-traditional search.

Recent Developments

Pending Sale of TheFork

On June 14, 2026, the Company entered into a put option agreement (the “Put Option Agreement”) with American Express Travel Related Services Company, Inc. (“American Express Travel”) to sell TheFork, its online restaurant reservation and management platform in Europe, for $700.0 million in cash, subject to certain adjustments. On August 1, 2026, following the completion of the required consultation process with the relevant French Works Council on July 30, 2026, the Company exercised the put option. On August 2, 2026, the Company entered into an Equity Purchase Agreement with American Express Travel to sell TheFork. The sale of TheFork is currently expected to be completed by the end of 2026, subject to customary closing conditions, including required regulatory approvals.

Upon execution of the Put Option Agreement, the assets and liabilities of the TheFork business met the accounting requirements to be classified as held for sale. In addition, the accounting requirements for reporting the TheFork business as a discontinued operation were also satisfied as the transaction constitutes a strategic shift that will have a major effect on the Company's operations and financial results. Unless otherwise noted, all amounts, percentages, and any discussions below reflect only the results of operations and financial condition of our continuing operations. Furthermore, upon designation of TheFork business as a discontinued operation, the Company determined that TheFork is no longer a reportable segment. The Company will continue to own and operate the TheFork business until the closing of the transaction resulting in the sale of TheFork. The Company's continuing operations now consist of two reportable segments: (1) Experiences, and (2) Hotels and Other. All prior period segment disclosure information has been recast to conform to the current reporting structure. Refer to Note 3: “Discontinued Operations” and “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Macro-Environment Headwinds

During the first half of 2026, specifically beginning in late February and throughout March, the conflict in the Middle East, severe flooding in Hawaii and civil unrest in Mexico, two key destination markets, as well as weather-related events and travel conditions throughout May and June within Europe and the U.S., had an adverse impact on our Experiences business. Although Experiences showed growth across all reported measures through February, as a result of these macro-events, during the first half of

2026, we did observe a negative impact on booking volumes, gross booking value, and revenue, as well as an increase in cancellation rates across all points of sale in our Experiences segment. This negatively impacted our overall growth rates across our reported measures during the first half of 2026 in the Experiences segment. We also expect that heightened geopolitical tensions and conflicts, including evolving events in the Middle East, may continue to have an impact on the travel industry and, as a result, continue to impact our financial results in the second half of the year.

Restructuring and Related Reorganization Actions

During the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred pre-tax restructuring and other related reorganization costs of $3.9 million and $6.9 million during the three and six months ending June 30, 2026, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment.

These actions are expected to be substantially completed by the fourth quarter of 2026 and represent transformational initiatives of the Company's operating structure, which are not reflective of the Company's normal and recurring business operations. The multi-period nature of these actions generally reflects the operational challenges of executing a global workforce reduction across multiple jurisdictions, including compliance with local statutory requirements in certain international locations, and the timing of employee notifications and departures. Refer to “Note 6: Accrued Expenses and Other Current Liabilities” and “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information related to these actions.

During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of actions taken under this initiative, during first half of 2025, the Company incurred pre-tax restructuring and other related reorganization costs of $9.3 million, which consisted of employee severance and related benefits, primarily in our Hotel and Other segment.

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

Employees

As of June 30, 2026, the Company had approximately 2,465 employees, of which approximately 860 are employees of TheFork. Approximately 70%, 26%, and 4% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements which required adoption had a significant impact on our unaudited condensed consolidated financial statements since December 31, 2025, as compared to those described under “Note 2: Significant Accounting Policies,” in the notes to the audited consolidated financial statements in Item 8 of our 2025 Annual Report. During the second quarter of 2026, we reclassified the results of TheFork segment as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented, as discussed above.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenue	$441.9	$476.0	(7)%	$767.7	$828.5	(7)%

Costs and expenses:
Cost of sales	31.0	36.5	(15)%	58.0	58.6	(1)%
Marketing	215.4	207.4	4%	376.6	360.8	4%
Personnel (including stock-based compensation of $16.8, $26.2, $35.3 and $51.5, respectively)	99.2	125.5	(21)%	204.7	248.0	(17)%
Technology	21.6	21.5	0%	43.2	41.0	5%
General and administrative	14.5	9.5	53%	25.7	23.5	9%
Depreciation and amortization	18.5	17.7	5%	37.6	34.8	8%
Restructuring and other related reorganization costs	3.9	—	n.m.	6.9	9.3	(26)%
Total costs and expenses:	404.1	418.1	(3)%	752.7	776.0	(3)%
Operating income (loss)	37.8	57.9	(35)%	15.0	52.5	(71)%
Other income (expense):
Interest expense	(15.0)	(17.3)	(13%)	(30.8)	(29.1)	6%
Interest income	5.3	10.1	(48)%	13.0	20.0	(35)%
Other income (expense), net	—	(5.8)	n.m.	1.5	(9.1)	n.m.
Total other income (expense), net	(9.7)	(13.0)	(25)%	(16.3)	(18.2)	(10)%
Income (loss) before income taxes	28.1	44.9	(37)%	(1.3)	34.3	n.m.
(Provision) benefit for income taxes	(5.3)	(8.4)	(37)%	(6.5)	(0.6)	983%
Net income (loss) from continuing operations	22.8	36.5	(38)%	(7.8)	33.7	n.m.
Net income (loss) from discontinued operations, net of tax	(0.4)	(0.5)	(20)%	(2.2)	(8.7)	(75)%
Net income (loss)	$22.4	$36.0	(38)%	$(10.0)	$25.0	n.m.

Other Financial Data:
Adjusted EBITDA from continuing operations (1)	$76.4	$97.2	(21)%	$92.8	$143.5	(35)%

n.m. = not meaningful

(1)
Adjusted EBITDA from continuing operations is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Experiences Segment

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Revenue	$278.6	$270.5	3%	$446.5	$426.3	5%
Less: (1)
Cost of sales	27.5	27.5	0%	47.4	44.6	6%
Marketing	170.7	152.1	12%	289.4	258.4	12%
Personnel (exclusive of stock-based compensation)	37.1	40.2	(8)%	74.1	76.1	(3)%
Technology	7.9	8.1	(2)%	15.7	14.9	5%
General and administrative	4.6	4.8	(4)%	8.7	8.9	(2)%
Total Adjusted EBITDA	$30.8	$37.8	(19)%	$11.2	$23.4	(52)%

Adjusted EBITDA Margin by Segment (2)	11.1%	14.0%		2.5%	5.5%
(1)
Refer to “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the total operating expense captions on the unaudited condensed consolidated statements of operations.
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

Number of Experience Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experience bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked were approximately 6.5 million and 12.1 million during the three and six months ended June 30, 2026, respectively, an increase of approximately 5% and 7%, respectively, when compared to the same periods in 2025, primarily driven through growth on Viator and third-party points of sale, partially offset by SEO-related headwinds in the Tripadvisor point of sale.

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

GBV reached $1.4 billion and $2.6 billion during the three and six months ended June 30, 2026, respectively, an increase of approximately 3% and 7%, respectively, when compared to the same periods in 2025, primarily due to growth in the number of experience bookings as discussed above. These were partially offset by SEO -headwinds and the macro-related factors noted above, which negatively impacted bookings growth, and lower average bookings values across Viator and Tripadvisor points of sale when compared to the same periods in 2025.

Revenue and Adjusted EBITDA

Experiences segment revenue increased by $8.1 million and $20.2 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily driven by GBV growth, as discussed above. These increases were partially offset by the macro-related factors noted above, that negatively impacted bookings growth and increased cancellation rates during the first half of 2026.

Adjusted EBITDA in our Experiences segment decreased by $7.0 million and $12.2 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, and adjusted EBITDA margin decreased by 2.9 percentage points and 3.0 percentage points during three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. The decrease in adjusted EBITDA was primarily due to an increase in paid marketing costs, partially offset by an increase in revenue growth, as discussed above. The decline in adjusted EBITDA margin during the three and six months ended June 30, 2026 when compared to the same periods in 2025 was primarily due to an increase in marketing costs, partially offset by lower personnel costs as a percentage of revenue.

Hotels and Other Segment

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Revenue	$163.3	$205.5	(21)%	$321.2	$402.2	(20)%
Less: (1)
Cost of sales	5.5	9.0	(39)%	12.6	14.0	(10)%
Marketing	44.7	55.3	(19)%	87.2	102.4	(15)%
Personnel (exclusive of stock-based compensation)	45.3	59.1	(23)%	95.3	120.4	(21)%
Technology	13.7	13.4	2%	27.5	26.1	5%
General and administrative	8.5	9.3	(9)%	17.0	19.2	(11)%
Total Adjusted EBITDA	$45.6	$59.4	(23)%	$81.6	$120.1	(32)%

Adjusted EBITDA Margin by Segment (2)	27.9%	28.9%		25.4%	29.9%

(1)
Refer to “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the total operating expense captions on the unaudited condensed consolidated statements of operations.
(2)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels and Other segment revenue decreased by $42.2 million and $81.0 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, driven by declines across all revenue streams primarily from free marketing channels, particularly SEO, as discussed further below.

Adjusted EBITDA in our Hotels and Other segment decreased by $13.8 million and $38.5 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, while adjusted EBITDA margin decreased 1.0 percentage point and 4.5 percentage points during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. The decrease in adjusted EBITDA was primarily due to a decrease in revenue, as noted above, partially offset by a decrease in the segment's operating expenses of $28.4 million and $42.5 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. This decrease was primarily related to a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the fourth quarter of 2025, and to a lesser extent, a decrease in marketing expenses as we continue to optimize for profitability. The decline in adjusted EBITDA margin during the three and six months ended June 30, 2026 when compared to the same periods in 2025, was primarily due to an increase in marketing costs as a percentage of revenue due to declines in free marketing channels, particularly SEO, and the resulting shift from free to paid marketing channels, as well as technology costs as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Hotels and Other segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Hotels and Other:
Hotels	$117.9	$152.3	(23%)	$232.3	$300.3	(23%)
% of Hotels and Other revenue*	72%	74%		72%	75%
Media and advertising	31.2	35.5	(12%)	59.2	66.2	(11%)
% of Hotels and Other revenue*	19%	17%		18%	16%
Other	14.2	17.7	(20%)	29.7	35.7	(17%)
% of Hotels and Other revenue*	9%	9%		9%	9%
Total Hotels and Other Revenue	$163.3	$205.5	(21%)	$321.2	$402.2	(20%)

*Percentages may not total to 100% due to rounding.

Hotels Revenue

Hotels revenue decreased by $34.4 million and $68.0 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to a decrease in hotel metasearch revenue. These decreases were driven primarily by a decline in revenue from free marketing channels, and to a lesser extent, paid marketing channels, resulting in lower click volumes, which more than offset an increase in pricing as measured in cost-per-click rates (“CPCs”) in our hotel metasearch offering. Growth in CPCs was due in part to certain product changes made that improved qualified referrals to our partners and, as a result, increased CPCs, across all geographies.

Media and Advertising Revenue

Media and advertising revenue primarily consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and decreased $4.3 million and $7.0 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. These decreases were primarily driven by declines in traditional display and programmatic advertising (together sometimes referred to as “on platform” advertising) that correlates closely with overall traffic volume.

Other Revenue

Other revenue includes click-based advertising and display-based advertising revenue from our cruise, as well as, Tripadvisor dining revenue. At the start of 2026, the Company no longer offers travelers access to vacation rentals, flights and rental cars offerings on its platform. Tripadvisor dining revenue includes affiliate marketing commissions earned primarily from restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by TheFork, in addition to revenue earned from Hotels and Other’s own business-to-business (“B2B”) restaurant offerings. Other revenue decreased $3.5 million and $6.0 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to Tripadvisor dining revenue as we shift our strategic focus and simplify the management of our Hotels and Other segment, and to a lesser extent, the Company no longer offering vacation rentals, flights and rental cars offerings on our platform, as noted above.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Cost of sales	$31.0	$36.5	(15%)	$58.0	$58.6	(1%)
% of revenue	7.0%	7.7%		7.6%	7.1%

Cost of sales decreased $5.5 million during the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to a decrease in digital services taxes, resulting from the repeal of enacted tax legislation in Canada during 2026 related to digital service taxes, which includes a refund of $2.0 million realized during the second quarter of 2026, as well as, a decrease in bad debt expense, media production costs and other transactional costs related to generating revenue in Hotels and Other. This decrease was partially offset by an increase in credit card payment processing fees as a result of revenue growth in Experiences. Cost of sales decreased $0.6 million during the six months ended June 30, 2026 when compared to the same period in 2025, primarily due a decrease in digital services taxes, as discussed above, partially offset by an increase in credit card payment processing fees as a result of revenue growth in Experiences.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Marketing - Experiences	$170.7	$152.1	12%	$289.4	$258.4	12%
Marketing - Hotels and Other	44.7	55.3	(19%)	87.2	102.4	(15%)
Total Marketing	$215.4	$207.4	4%	$376.6	$360.8	4%
% of revenue	48.7%	43.6%		49.1%	43.5%

Marketing costs increased $8.0 million and $15.8 million during the three and six months ended June 30, 2026 when compared to the same periods in 2025, primarily driven by an increase in marketing costs in Experiences, in order to drive revenue growth and increase market share, partially offset by a decrease in marketing costs in Hotels and Other as we continue to optimize for profitability.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Personnel (exclusive of stock-based compensation)	$82.4	$99.3	(17%)	$169.4	$196.5	(14%)
Stock-based compensation	16.8	26.2	(36%)	35.3	51.5	(31%)
Total Personnel	$99.2	$125.5	(21%)	$204.7	$248.0	(17%)
% of revenue	22.4%	26.4%		26.7%	29.9%

Personnel costs, including stock-based compensation, decreased $26.3 million and $43.3 million during the three and six months ended June 30, 2026 when compared to the same periods in 2025, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2026 and 2025, and lower annual stock-based grant value awarded to employees during 2026.

Technology

Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Technology	$21.6	$21.5	0%	$43.2	$41.0	5%
% of revenue	4.9%	4.5%		5.6%	4.9%

Technology and content costs increased $0.1 million and $2.2 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. The increase in technology and content costs during the six month months ended June 30, 2026, when compared to the same period in 2025, was primarily due to increased licensing fees and data center costs.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
General and administrative	$14.5	$9.5	53%	$25.7	$23.5	9%
% of revenue	3.3%	2.0%		3.3%	2.8%

General and administrative costs increased $5.0 million during the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to a decrease of $4.6 million related to the decrease of a previously estimated accrual regarding a potential settlement of a regulatory related matter during the second quarter of 2025, which did not reoccur during 2026.

General and administrative costs increased $2.2 million during the six months ended June 30, 2026, respectively, when compared to the same period in 2025, primarily due to $3.3 million of shareholder activism costs during the first quarter of 2026, and a decrease of $4.6 million related to the decrease of a previously estimated accrual during the second quarter of 2025, as noted above. These headwinds were partially offset by a recovery of $4.8 million during the first quarter of 2026, related to an external fraud incident which occurred during the fourth quarter of 2022, and to a lesser extent, an increase of sublease income related to office space.

As discussed above, the results of TheFork business has been reclassified to discontinued operations for all periods presented. Stranded costs, which are certain shared costs, primarily personnel costs, previously allocated to the TheFork reportable segment that do not qualify for discontinued operations accounting classification and are reported within continuing operations for all periods presented. These costs included in general and administrative expenses totaled $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2025, respectively.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Depreciation	$18.2	$17.1	$36.9	$33.5
Amortization of intangible assets	0.3	0.6	0.7	1.3
Total depreciation and amortization	$18.5	$17.7	$37.6	$34.8
% of revenue	4.2%	3.7%	4.9%	4.2%

Depreciation and amortization increased $0.8 million and $2.8 million during both the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to increased depreciation related to previous capital investments in internal website development, and to a lesser extent, an increase in capital investments primarily in technology and office space across the business, partially offset by the completion of amortization related to intangible assets purchased in business acquisitions from previous years.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits and other related reorganization costs.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$3.9	$—	$6.9	$9.3

The Company incurred pre-tax restructuring and other related reorganization costs of $3.9 million and $6.9 million during the three and six months ended June 30, 2026, as discussed above. Refer to “Note 6: Accrued Expenses and Other Current Liabilities” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest expense	$(15.0)	$(17.3)	$(30.8)	$(29.1)

Interest expense decreased $2.3 million during the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to a decrease in interest rates. Interest expense increased $1.7 million during the six months ended June 30, 2026 when compared to the same period in 2025, primarily due to the issuance of our Tack-On Incremental Term Loan B Facility in March 2025, which incrementally increased our ongoing financing costs, partially offset by a decrease in interest rates when compared to the same period in 2025. The majority of interest expense reported for all periods presented was related to the Term Loan B Facility. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, time deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest income	$5.3	$10.1	$13.0	$20.0

Interest income decreased $4.8 million and $7.0 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to a decrease in interest rates received on demand bank deposits, time deposits, and money market funds, as well as a decrease in cash invested during the second quarter of 2026 as a result of the repayment of the 2026 Senior Notes on April 1, 2026. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Other income (expense), net	$—	$(5.8)	$1.5	$(9.1)

Other income, net, increased $5.8 million and $10.6 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily due to net foreign exchange gains incurred as a result of foreign currency movements during the periods.

(Provision) Benefit for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$(5.3)	$(8.4)	$(6.5)	$(0.6)
Effective tax rate	18.9%	18.7%	(500.0%)	1.7%

Our effective tax rate for the three and six months ended June 30, 2026 differs from the U.S. federal statutory rate of 21%, primarily due to the benefit of foreign-derived deduction eligible income and the tax effects of stock-based compensation. Our effective tax rate for the six months ended June 30, 2026 is negative 500%, primarily due to a pretax book loss for continuing operations during the six months ended June 30, 2026, and a provision for income tax that largely includes shortfalls from stock based compensation recognized in full in the quarter the shortfall occurs.

The change in our income tax provision during the three months ended June 30, 2026, when compared to the same period in 2025, was primarily due to a decrease in pretax income. The change in our income tax provision during the six months ended June 30, 2026, when compared to the same period in 2025, was primarily due to a discrete tax benefit of $11.4 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment expiring on tax years 2014, 2015, and 2016. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss) from continuing operations

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Net income (loss) from continuing operations	$22.8	$36.5	$(7.8)	$33.7
Net income (loss) margin from continuing operations	5.2%	7.7%	(1.0%)	4.1%

Net income from continuing operations decreased by $13.7 million during the three months ended June 30, 2026 when compared to the same period in 2025, primarily driven by a decrease in revenue, as described in more detail above under “Revenue and Segment Information” and, to a lesser extent, an increase in marketing costs, and pre-tax restructuring and other related reorganization costs of $3.9 million during the second quarter of 2026. These declines were partially offset by a decrease in personnel costs and, to a lesser extent, cost of sales, all of which is described in more detail above under “Expenses.”

Net income decreased by $41.5 million during the six months ended June 30, 2026 when compared to the same period in 2025, primarily driven by a decrease in revenue, as described in more detail above under “Revenue and Segment Information”, as well as, an increase in marketing costs. These declines were partially offset by a decrease in personnel costs, as described in more detail above under “Expenses.”

Net income (loss) from discontinued operations, net of tax

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Net income (loss) from discontinued operations, net of tax	$(0.4)	$(0.5)	$(2.2)	$(8.7)
Net income (loss) margin from discontinued operations, net of tax	(0.7%)	(0.9%)	(1.9%)	(8.6%)

Net loss from discontinued operations, net of tax improved by $0.1 million and $6.5 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. These improvements were primarily driven by an increase in revenue of $7.0 million and $17.9 million during the three and six months ended June 30, 2026 when compared to the same periods in 2025, respectively, due to booking volume growth largely in TheFork's branded channel, in addition to increased adoption of its premium online reservation booking software offering, and third-party partnership revenue. These improvements in revenue were partially offset by an increase in total costs and expenses of $3.8 million, primarily related to an increase in brand marketing costs, and an increase of $7.1 million, primarily due to an increase in personnel costs due to increased headcount to support business growth, during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. In addition, an increase in provision for income taxes of $2.3 million and $3.4 million during the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, negatively impacted net income (loss) from discontinued operations, net of tax.

Net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Net income (loss)	$22.4	$36.0	$(10.0)	$25.0
Net income (loss) margin	4.5%	6.8%	(1.1%)	2.7%

Net income decreased by $13.6 million and $35.0 million during the three and six months ended June 30, 2026 when compared to the same periods in 2025. These decreases were driven by the factors discussed above in “Net income (loss) from continuing operations” and “Net income (loss) from discontinued operations, net of tax”.

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

Adjusted EBITDA is also our reported measure of segment profit and a key measure used by our CODM, management and Board of Directors to understand and evaluate the operating performance of our business as a whole and our individual operating segments, and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our CODM, management and Board of Directors. We define Adjusted EBITDA as net income (loss) from continuing operations plus: (1) provision (benefit) for income taxes; (2) other expense (income), net; (3) depreciation and amortization; (4) stock-based compensation; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves, settlements and other (including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted indirect tax legislation); (7) restructuring and other related reorganization costs; (8) transaction related expenses

(including non-operational costs related to significant shareholder activism, which includes third-party advisory, legal, and other professional fees); and (9) non-recurring expenses and income unusual in nature or infrequently occurring.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) from continuing operations and our other GAAP results.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) from continuing operations	$22.8	$36.5	$(7.8)	$33.7
Add: Provision (benefit) for income taxes	5.3	8.4	6.5	0.6
Add: Other expense (income), net	9.7	13.0	16.3	18.2
Add: Restructuring and other related reorganization costs	3.9	—	6.9	9.3
Add: Legal reserves, settlements and other (1)	(0.9)	(4.6)	(0.7)	(4.6)
Add: Transaction related expenses (2)	0.3	—	3.5	—
Add: Non-recurring expenses (income) (3)	—	—	(4.8)	—
Add: Stock-based compensation	16.8	26.2	35.3	51.5
Add: Depreciation and amortization	18.5	17.7	37.6	34.8
Adjusted EBITDA	$76.4	$97.2	$92.8	$143.5

(1)
During the second quarter of 2026, the Company realized a refund of $2.0 million, resulting from the repeal of enacted tax legislation in Canada during 2026 related to digital service taxes, reflected in cost of sales on our unaudited condensed consolidated statement of operations. In addition, during the second quarter of 2026, the Company recorded a legal contingency accrual of $1.1 million, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. During the second quarter of 2025, the Company recorded a decrease of $4.6 million to a previously estimated accrual for the settlement of a regulatory related matter, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
(2)
The Company expensed certain costs related to shareholder activism of $3.3 million, and other transaction related costs of $0.2 million, reflected in general and administrative expenses on our unaudited condensed consolidated statements of operations.
(3)
Represents a recovery of $4.8 million related to an external fraud incident, which occurred during the fourth quarter of 2022. The Company reduced Adjusted EBITDA by this recovery amount during the first quarter of 2026, which was recorded to general and administrative expenses on the unaudited condensed consolidated statement of operations. The Company considers such recovery to be non-recurring in nature.

Stock-Based Compensation

Refer to “Note 10: Stock-Based Awards” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 4.5 million service-based RSUs with a weighted average grant-date fair value of $10.33 and approximately 0.8 million PSUs with a weighted average grant-date fair value of $10.14 during the six months ended June 30, 2026.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of June 30, 2026 and December 31, 2025, we had $843.2 million and $978.0 million, respectively, of cash and cash equivalents, and $496.4 million of available borrowing capacity under the Credit Facility. As of June 30, 2026, approximately $221.8 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 31% was located in the U.K. As of June 30, 2026, the significant majority of our cash was denominated in U.S. dollars.

As of June 30, 2026, we are party to a credit agreement (“Amended Credit Agreement”), which, among other things, provides for a $500.0 million revolving credit facility (“Credit Facility”) with a maturity date of June 29, 2028. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under the Credit Facility and $3.6 million of issued undrawn standby letters of credit. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings under the Credit Facility refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of June 30, 2026 and December 31, 2025, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of June 30, 2026, the Company had an aggregate outstanding principal amount of $8.5 million and $827.5 million in short-term and long-term debt, respectively, on our unaudited condensed consolidated balance sheet pertaining to the Term Loan B Facility, which is discussed below.

On April 1, 2026, the Company repaid in full the outstanding 2026 Senior Notes, at maturity, for $345.4 million, consisting of principal and accrued interest, funded by cash on hand. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

The Company also maintains the Term Loan B Facility with an aggregate principal amount remaining of $836.0 million, maturing on July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. As of June 30, 2026 and 2025, the interest rate on the Term Loan B Facility was 6.39% and 7.08%, respectively. The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $4.3 million were made during both the six months ended June 30, 2026 and 2025. The Term Loan B Facility has no financial covenants.

We may from time to time repurchase the Term Loan B Facility through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. For further information on the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, and 2026 Senior Notes, refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

Significant uses of capital and other liquidity matters

On September 7, 2023, our Board of Directors authorized the repurchase of $250.0 million in shares of our common stock under a share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three and six months ended June 30, 2026, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of June 30, 2026, we had $110.0 million remaining available to repurchase shares of our common stock under this share repurchase program. During the three and six months ended June 30, 2025, we repurchased approximately 2.8 million shares of our outstanding common stock at an average price of $14.22 per share, exclusive of fees and commissions, or $40.0 million in the aggregate.

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

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, which may potentially reduce our cash balance and/or require us to borrow under the Credit Facility or to seek other financing alternatives. In addition, the expected net proceeds from the pending sale of TheFork business will provide the Company additional flexibility to either paydown a portion of its long-term debt and/or potentially repurchase its common stock in the open market under the existing share repurchase program. The Company estimates it will incur transaction related costs of $15.0 million to $20.0 million related to the sale of TheFork, which will be netted from the expected gain on sale. We do not expect the disposition of TheFork business to have a significant impact on future operating cashflows.

Our cash flows for the six months ended June 30, 2026 and 2025, as reflected in our unaudited condensed consolidated statements of cash flows from continuing operations, are summarized in the following table:

	Six months ended June 30,
	2026	2025
	(in millions)
Net cash provided by (used in):
Operating activities	$252.4	$304.7
Investing activities	$(22.5)	$(36.5)
Financing activities	$(359.1)	$(127.6)

During the six months ended June 30, 2026, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $345.0 million for the repayment of the 2026 Senior Notes and $5.9 million for the payment of withholding taxes on net share settlements of our equity awards) and investing activities (including $22.5 million in capital expenditures). This use of cash was funded with cash and cash equivalents and operating cash flows generated during the period.

During the six months ended June 30, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $410.7 million to repurchase our outstanding common stock pursuant to the Merger, including transaction costs, $40.0 million in repurchases of our outstanding common stock under our existing share repurchase program, and $10.1 million for the payment of withholding taxes on net share settlements of our equity awards) and investing activities (including $34.3 million in capital expenditures). This use of cash was funded with cash and cash equivalents and operating cash flows generated during the period, as well as, financing activities which includes $341.4 million in borrowings from our Tack-On Incremental Term Loan B Facility, net of financing costs.

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2026, decreased by $52.3 million when compared to the same period in 2025, primarily due to a decrease in net income from continuing operations of $41.5 million, as well as a decrease in non-cash items of $29.2 million, partially offset by an increase in working capital of $18.4 million. The increase in working capital for the six months ended June 30, 2026 when compared to the same period in 2025, was primarily driven by changes related to the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experiences operators.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2026 decreased by $14.0 million when compared to the same period in 2025, primarily due to a decrease in leasehold improvements related to our office spaces, as well as, a decrease in capitalized website development costs due to a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2026 and 2025.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2026 increased by $231.5 million when compared to the same period in 2025, primarily due to the repayment of our 2026 Senior Notes during the second quarter of 2026 of $345.0 million and proceeds received from the issuance of our Tack-On Incremental Term Loan B Facility during 2025 of $341.4 million, net of financing costs, partially offset by $410.7 million for the repurchase of our outstanding common stock pursuant to the Merger and a $40.0 million decrease in net cash used to repurchase shares of our outstanding common stock under our existing share repurchase program, both occurring during 2025.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2025. As of June 30, 2026, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

Refer to “Note 8: Income Taxes” and “Note 9: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on other potential contingencies, including ongoing audits by the IRS and various other domestic and foreign tax authorities, and other tax and legal matters. Over recent years, the Organization for Economic Cooperation and Development (“OECD”) through its “Inclusive Framework” has been working on a “two-pillar” global tax consensus project that, if implemented, would result in certain changes to the current global tax regulatory framework. The OECD’s “Pillar One” initiative proposes to reallocate certain profits from the largest and most profitable multinational businesses to countries where the customers of those businesses are located, and the “Pillar Two” initiative proposes a global minimum income tax rate on corporations of 15%. In response to these proposals, certain jurisdictions have enacted legislation to implement a global minimum income tax of 15%, which currently has no material impact on our financial results, as well as legislation to impose new forms of gross receipts taxes, such as digital services taxes imposed on digital advertising and online marketplace platforms/services. On January 5, 2026, the OECD/G20 announced the Side-by-Side (SbS) package, implemented as administrative guidance and modifying the operation of Pillar 2 rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2, which would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top-up taxes. This does not have a material impact on the Company.

If consensus is reached on Pillar One, unilateral digital services taxes is expected to be repealed, however until such time we continue to be subject to these taxes and are currently subject to unilateral digital services taxes. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our unaudited condensed consolidated financial statements. During the three and six months ended June 30, 2026, we recorded $0.1 million and $1.2 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations, which includes a realized refund of $2.0 million during the second quarter of 2026, resulting from the repeal of enacted tax legislation in Canada during March 2026 related to digital service taxes. During the three and six months ended June 30, 2025, we recorded $4.2 million and $5.6 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the six months ended June 30, 2026 since December 31, 2025. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risks related to any borrowings under the Credit Facility, or outstanding debt related to the Term Loan B Facility, derivative instruments, cash and cash equivalents, short-term and long-term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2025 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended June 30, 2026, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2026, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended June 30, 2026, we did not repurchase any shares of our common stock under our existing share repurchase program. As of June 30, 2026, we had $110.0 million remaining available to repurchase shares of our common stock under our existing authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
2.1	Plan of Conversion		8-K	001-35362	2.2	4/29/25
3.1	Articles of Incorporation		8-K	001-35362	3.1	4/29/25
3.2	Amended and Restated Bylaws		10-Q	001-35362	3.2	5/7/2025
10.1*	Put Option Agreement, dated as of June 14, 2026, by and between Tripadvisor, Inc. and American Express Travel Related Services Company, Inc. (including the form of Equity Purchase Agreement attached as Schedule A thereto).		8-K	001-35362	10.1	6/15/26
10.2+	Amended and Restated Non-Employee Director Deferred Compensation Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

*Schedules and certain sub-exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any omitted schedules or sub-exhibits to the SEC upon request.

**The certifications filed as Exhibits 32.1 and 32.2 are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date thereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

August 6, 2026