Form 10-Q
period 2026-09-30
TripAdvisor, Inc.
filed 2026-11-05
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at October 30, 2026
Common Stock, $0.001 par value per share	117,826,453 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue (Note 4)	$436.4	$490.8	$1,204.1	$1,319.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	37.3	36.2	95.3	94.8
Marketing	213.0	212.4	589.6	573.3
Personnel (including stock-based compensation of $15.3, $25.7, $50.5 and $77.1, respectively)	94.0	123.8	298.7	371.6
Technology	22.9	21.9	66.0	62.9
General and administrative	16.6	14.4	42.3	37.9
Depreciation and amortization	18.9	18.7	56.5	53.5
Impairment of goodwill (Note 6)	369.5	—	369.5	—
Restructuring and other related reorganization costs (Note 7)	0.9	0.3	7.8	9.6
Total costs and expenses	773.1	427.7	1,525.7	1,203.6
Operating income (loss)	(336.7)	63.1	(321.6)	115.7
Other income (expense):
Interest expense	(15.3)	(17.5)	(46.1)	(46.5)
Interest income	5.8	10.3	18.8	30.3
Other income (expense), net	0.1	(0.2)	1.5	(9.3)
Total other income (expense), net	(9.4)	(7.4)	(25.8)	(25.5)
Income (loss) before income taxes	(346.1)	55.7	(347.4)	90.2
(Provision) benefit for income taxes (Note 9)	29.2	(7.2)	22.7	(7.8)
Net income (loss) from continuing operations	(316.9)	48.5	(324.7)	82.4
Net income (loss) from discontinued operations, net of tax (Note 3)	3.8	4.7	1.6	(4.2)
Net income (loss)	$(313.1)	$53.2	$(323.1)	$78.2

Net income (loss) per share attributable to common stockholders from continuing operations (Note 13):
Basic	$(2.70)	$0.42	$(2.79)	$0.65
Diluted	$(2.70)	$0.39	$(2.79)	$0.62

Net income (loss) per share attributable to common stockholders from discontinued operations (Note 13):
Basic	$0.03	$0.04	$0.01	$(0.03)
Diluted	$0.03	$0.04	$0.01	$(0.03)

Net income (loss) per share attributable to common stockholders (Note 13):
Basic	$(2.66)	$0.46	$(2.77)	$0.61
Diluted	$(2.66)	$0.43	$(2.77)	$0.59

Weighted average common shares outstanding (Note 13):
Basic	117.5	116.4	116.5	127.5
Diluted	117.5	123.7	116.5	133.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(313.1)	$53.2	$(323.1)	$78.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(1.4)	(1.1)	(11.0)	43.8
Total other comprehensive income (loss), net of tax	(1.4)	(1.1)	(11.0)	43.8
Comprehensive income (loss)	$(314.5)	$52.1	$(334.1)	$122.0

(1) Deferred income tax liabilities related to these amounts were not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$706.8	$978.0
Accounts receivable, net of allowance for expected credit losses of $16.4 and $15.4, respectively (Note 5)	227.2	174.8
Prepaid expenses and other current assets	35.4	40.8
Current assets - held for sale from discontinued operations (Note 3)	290.7	97.1
Total current assets	1,260.1	1,290.7
Property and equipment, net of accumulated depreciation of $582.3 and $537.7, respectively	146.4	164.3
Operating lease right-of-use assets	28.2	31.2
Intangible assets, net of accumulated amortization of $121.2 and $119.6, respectively	32.0	33.0
Goodwill (Note 6)	355.3	724.2
Non-marketable investments (Note 5)	27.0	27.9
Deferred income taxes, net	171.3	127.9
Other long-term assets	32.2	34.4
Noncurrent assets - held for sale from discontinued operations (Note 3)	—	191.8
TOTAL ASSETS	$2,052.5	$2,625.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7.2	$16.3
Deferred merchant payables	396.8	308.1
Deferred revenue (Note 4)	62.9	53.3
Current portion of debt (Note 8)	8.5	353.2
Income taxes payable (Note 9)	17.9	10.9
Accrued expenses and other current liabilities (Note 7)	165.4	200.3
Current liabilities - held for sale from discontinued operations (Note 3)	62.3	56.3
Total current liabilities	721.0	998.4
Long-term debt (Note 8)	814.4	819.0
Finance lease obligation, net of current portion	29.4	35.6
Operating lease liabilities, net of current portion	24.3	27.4
Deferred income taxes, net	1.1	1.1
Other long-term liabilities	96.0	95.8
Noncurrent liabilities - held for sale from discontinued operations (Note 3)	—	3.2
Total Liabilities	1,686.2	1,980.5

Commitments and contingencies (Note 10)
Stockholders’ equity: (Note 12)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	0.1	0.1
Authorized shares: 1,600,000,000
Shares issued: 123,890,657 and 120,577,305, respectively
Shares outstanding: 117,785,395 and 114,472,043, respectively
Additional paid-in capital	515.2	460.3
Retained earnings (accumulated deficit)	(6.5)	316.6
Accumulated other comprehensive income (loss)	(52.9)	(41.9)
Treasury stock-common stock, at cost, 6,105,262 and 6,105,262 shares, respectively	(89.6)	(90.2)
Total Stockholders’ Equity	366.3	644.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,052.5	$2,625.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2026

				Retained	Accumulated
			Additional	earnings	other
	Common stock		paid-in	(accumulated	comprehensive	Treasury Stock
	Shares	Amount	capital	deficit)	income (loss)	Shares	Amount	Total
Balance as of June 30, 2026	123,213,743	$0.1	$497.5	$306.6	$(51.5)	(6,105,262)	$(90.2)	$662.5
Net income (loss)	—	—	—	(313.1)	—	—	—	(313.1)
Other comprehensive income (loss), net of tax	—	—	—	—	(1.4)	—	—	(1.4)
Refund of excise tax from repurchase of common stock related to Merger (Note 1) (Note 12)	—	—	—	—	—	—	0.6	0.6
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	676,914	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	(1.8)	—	—	—	—	(1.8)
Stock-based compensation	—	—	19.5	—	—	—	—	19.5
Balance as of September 30, 2026	123,890,657	$0.1	$515.2	$(6.5)	$(52.9)	(6,105,262)	$(89.6)	$366.3

	Nine months ended September 30, 2026

				Retained	Accumulated
			Additional	earnings	other
	Common stock		paid-in	(accumulated	comprehensive	Treasury Stock
	Shares	Amount	capital	deficit)	income (loss)	Shares	Amount	Total
Balance as of December 31, 2025	120,577,305	$0.1	$460.3	$316.6	$(41.9)	(6,105,262)	$(90.2)	$644.9
Net income (loss)	—	—	—	(323.1)	—	—	—	(323.1)
Other comprehensive income (loss), net of tax	—	—	—	—	(11.0)	—	—	(11.0)
Refund of excise tax from repurchase of common stock related to Merger (Note 1) (Note 12)	—	—	—	—	—	—	0.6	0.6
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	3,313,352	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	(9.3)	—	—	—	—	(9.3)
Stock-based compensation	—	—	64.2	—	—	—	—	64.2
Balance as of September 30, 2026	123,890,657	$0.1	$515.2	$(6.5)	$(52.9)	(6,105,262)	$(89.6)	$366.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of June 30, 2025	118,858,327	$0.1	-	$—	$411.7	$—	$301.8	$(46.6)	(2,808,080)	$(40.0)	$627.0
Net income (loss)	—	—	—	—	—	—	53.2	—	—	—	53.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	752,723	—	—	—	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	—	—	(3.5)	—	—	—	—	—	(3.5)
Stock-based compensation	—	—	—	—	31.8		—	—	—	—	31.8
Balance as of September 30, 2025	119,611,050	$0.1	—	$—	$440.0	$—	$355.0	$(47.7)	(2,808,080)	$(40.0)	$707.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Nine months ended September 30, 2025

								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2024	153,655,038	$0.2	12,799,999	$—	$1,604.9	$—	$276.8	$(91.5)	(26,260,252)	$(847.6)	$942.8
Net income (loss)	—	—	—	—	—	—	78.2	—	—	—	78.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	43.8	—	—	43.8
Stockholder note receivable - related party (Note 1)	—	—	—	—	—	(326.7)	—	—	—	—	(326.7)
Repurchase of common stock related to Merger, net of issuance of common stock as Merger consideration (Note 1) (Note 12)	3,037,959	—	—	—	38.9	326.7	—	—	(26,823,683)	(436.5)	(70.9)
Retirement of treasury shares (Note 12)	(40,283,936)	(0.1)	(12,799,999)	—	(1,284.0)	—	—	—	53,083,935	1,284.1	—
Repurchase of common stock under share repurchase program (Note 12)	—	—	—	—	—	—	—	—	(2,808,080)	(40.0)	(40.0)
Issuance of common stock related to exercises of options and vesting of RSUs, net of common stock withheld due to net share settlement	3,201,989	—	—	—	—	—	—	—	—	—	—
Withholding taxes on net share settlements of equity awards	—	—	—	—	(15.3)	—	—	—	—	—	(15.3)
Stock-based compensation	—	—	—	—	95.5	—	—	—	—	—	95.5
Balance as of September 30, 2025	119,611,050	$0.1	—	$—	$440.0	$—	$355.0	$(47.7)	(2,808,080)	$(40.0)	$707.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$(323.1)	$78.2
Less: Net income (loss) from discontinued operations, net of tax	1.6	(4.2)
Net income (loss) from continuing operations	(324.7)	82.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	56.5	53.5
Stock-based compensation expense	50.5	77.1
Deferred income tax expense (benefit) (Note 9)	(42.8)	(5.5)
Impairment of goodwill (Note 6)	369.5	—
Other, net	2.2	15.6
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(56.9)	(47.3)
Accounts payable, accrued expenses and other liabilities	(25.0)	14.2
Deferred merchant payables	94.0	134.2
Income tax receivables/payables, net	(2.4)	(4.0)
Deferred revenue	9.5	17.3
Net cash provided by (used in) operating activities - continuing operations	130.4	337.5
Net cash provided by (used in) operating activities - discontinued operations	3.7	10.4
Net cash provided by (used in) operating activities	134.1	347.9

Investing activities:
Capital expenditures, including capitalized website development	(31.8)	(48.2)
Other investing activities, net	—	(2.2)
Net cash provided by (used in) investing activities - continuing operations	(31.8)	(50.4)
Net cash provided by (used in) investing activities - discontinued operations	(15.7)	(14.9)
Net cash provided by (used in) investing activities	(47.5)	(65.3)

Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 8)	—	341.4
Repayment of 2026 Senior Notes (Note 8)	(345.0)	—
Principal payments on Term Loan B Facility (Note 8)	(6.4)	(6.4)
Repurchase of common stock related to Merger, including transaction costs (Note 1)	—	(410.7)
Repurchase of common stock under the share repurchase program (Note 12)	—	(40.0)
Payment of withholding taxes on net share settlements of equity awards	(7.2)	(13.0)
Payments of finance lease obligation and other financing activities, net	(7.8)	(5.6)
Net cash provided by (used in) financing activities - continuing operations	(366.4)	(134.3)
Net cash provided by (used in) financing activities - discontinued operations	0.4	(2.4)
Net cash provided by (used in) financing activities	(366.0)	(136.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	7.4
Net increase (decrease) in cash, cash equivalents and restricted cash	(284.8)	153.3
Cash, cash equivalents and restricted cash at beginning of period	1,034.9	1,064.3
Cash, cash equivalents and restricted cash at end of period	750.1	1,217.6
Less: Cash, cash equivalents and restricted cash at end of period from discontinued operations	43.3	62.3
Cash, cash equivalents and restricted cash at end of period from continuing operations	$706.8	$1,155.3
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$8.7	$20.3
Cash paid during the period for interest	$43.1	$42.9
Supplemental disclosure of non-cash flow financing activities:
Issuance of common stock related to Merger (Note 1)	$—	$38.9
Net operating loss carryforwards retained related to Merger (Note 1)	$—	$13.1

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

We offer travelers the ability to search, discover, book, and review experiences, hotels, and restaurants seamlessly through our primary consumer-facing brands: Viator, our two-sided marketplace for experiences and Tripadvisor, our travel planning and guidance platform. Tripadvisor offers authentic traveler-submitted reviews and content, travel planning tools and related technology to instill confidence for travelers in every part of their travel journey.

The Company's strategy is focused on growing and scaling its Experiences marketplace, which we believe represents an attractive long-term value creation opportunity, while optimizing our legacy offerings within the Hotels and Other segment for profitability. As part of its Experiences strategy, on June 14, 2026, the Company entered into a put option agreement for the sale of TheFork. As a result, during the second quarter of 2026, TheFork business was reclassified as a discontinued operation and is no longer a reportable segment within continuing operations. On August 1, 2026, the Company delivered notice of exercise of the put option agreement, and effective November 1, 2026, the Company consummated the sale of TheFork. Refer to the section below titled “Sale of TheFork” for further discussion.

The Experiences segment includes Viator, a pure-play, experiences online travel agency (“OTA”), offering a two-sided global marketplace for tours, activities, and attractions; it also includes Tripadvisor and third party points-of-sale for experiences. Viator's global online marketplace merchandises bookable experiences to travelers that typically have relatively higher purchase intent either pre-destination or in-destination. Tripadvisor is an online global travel guidance platform that also merchandises experiences to its audience, which more commonly serves travelers in the discovery and planning phases. Both brands leverage Viator’s centralized supply platform that supports operator onboarding, operator inventory management, bookings, payments, fraud prevention, and customer support. In addition, the Company also syndicates its experiences supply to other third-party endemic and non-endemic demand partners. The Hotels and Other segment primarily consists of the Tripadvisor hotel and restaurant guidance platform, which includes hotel metasearch, and related advertising offerings primarily for hotels and restaurants.

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

Liberty TripAdvisor Holdings, Inc. (“LTRIP”) and Tripadvisor Merger (the “Merger”) and the Loan Agreement

On April 29, 2025, the Merger between the Company and LTRIP closed. The Merger was accounted for as a repurchase of the Company’s common stock previously held by LTRIP. The amount allocated to treasury stock totaled $436.5 million, consisting of: (i) aggregate cash paid of $410.7 million (including $19.1 million of direct expenses and fees associated with the repurchase) and common stock consideration paid (3,037,959 validly issued, fully paid and non-assessable shares of the Company's common stock, with a fair value of approximately $38.9 million); partially offset by (ii) $13.1 million in LTRIP net operating loss carryforwards, tax effected, retained by the Company, which was recorded as an asset to deferred income taxes, net on our unaudited condensed consolidated balance sheet during the second quarter of 2025. Prior to the closing of the Merger, on March 20, 2025, the Company provided a loan to LTRIP (the “Loan Agreement”) for $326.7 million to enable LTRIP to repurchase or settle certain of LTRIP’s outstanding debt prior to the close of the Merger, which was recorded to “stockholder note receivable - related party” as a reduction to stockholders’ equity on our unaudited condensed consolidated balance sheet as of March 31, 2025. Upon the closing of the Merger, the loan balance was included in the aggregate transaction price and, therefore, no longer payable to the Company by LTRIP. Refer to “Note 1: Organization and Business Description”, in the notes to the consolidated financial statements in Item 8 of our 2025 Annual Report for further discussion of the Merger transaction and “Note 12: Stockholders' Equity” below for further information regarding the repurchase and subsequent retirement of the Company's common stock repurchased in this transaction.

Sale of TheFork

On June 14, 2026, the Company entered into a put option agreement (the “Put Option Agreement”) with American Express Travel Related Services Company, Inc. (“American Express”) to sell the legal entities comprising the Company's online restaurant reservation and management platform in Europe known as “TheFork” (the “Business”) for $700.0 million in cash, subject to certain adjustments. Pursuant to the Put Option Agreement, American Express provided an irrevocable commitment to acquire TheFork. On August 1, 2026, following the completion of the required consultation process with the relevant French Works Council, the Company exercised the put option. On August 2, 2026, the Company entered into an Equity Purchase Agreement with American Express to sell TheFork. On November 1, 2026, the Company consummated the sale of the Business to American Express pursuant to the Equity Purchase Agreement. The total net cash consideration received at closing was approximately $741.0 million, reflecting customary adjustments to the purchase price, including closing working capital, cash, and indebtedness, and net of transaction related expenses paid at closing. The Company anticipates recognizing an estimated gain on sale of approximately $487.0 million during the fourth quarter of 2026. However, the final net cash consideration and gain on sale amounts may differ materially, as these amounts remain subject to change based on final adjustments according to the terms of the Equity Purchase Agreement.

Upon execution of the Put Option Agreement, the assets and liabilities of TheFork business met the accounting requirements to be classified as held for sale. In addition, the accounting requirements for reporting TheFork business as a discontinued operation were also satisfied as the transaction constitutes a strategic shift that will have a major effect on the Company's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of TheFork business and determined that those factors for discontinued operations presentation were met. As such, the financial results of TheFork business are classified as discontinued operations in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, all amounts, percentages, and any discussion in this Quarterly Report on Form 10-Q reflect the results from continuing operations, except for the unaudited condensed consolidated statements of comprehensive income and unaudited condensed consolidated statements of stockholders' equity, which are presented on a combined continuing and discontinued operations basis. Refer to Note 3: “Discontinued Operations” for further information. Furthermore, upon classification of TheFork business as a discontinued operation, the Company determined that TheFork is no longer a reportable segment. The Company continued to own and operate TheFork business until the closing of the transaction resulting in the sale of TheFork. The Company's continuing operations now consist of two reportable segments: (1) Experiences, and (2) Hotels and Other. All prior period segment disclosure information has been recast to conform to the current reporting structure. Refer to “Note 14: Segment Information” for further information.

Intercompany transactions related to existing commercial agreements between the Company and TheFork, expected to continue post-divestiture, are presented separately between the Company's continuing and discontinued operations. These transactions were previously eliminated in the Company's unaudited condensed consolidated financial statements. The unaudited condensed consolidated statements of operations for all periods presented have been adjusted to reflect this change. This change had no impact on the Company’s total net income (loss) and did not have a material effect on its unaudited condensed consolidated financial statements.

Concurrently with the consummation of the transaction on November 1, 2026, the Company and American Express entered into a Transition Services Agreement (“TSA”), pursuant to which the Company agreed to provide certain transition services and access to services available through the Company's existing licensing agreements for a maximum period of up to 12 months, depending on the service to be provided, in order to facilitate the transition. The services to be provided by the Company under the TSA are considered usual and customary and include finance, information technology, human resources and certain other administrative services.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include: (i) recoverability of goodwill of our Hotels and Other reporting unit; and (ii) accounting for income taxes. Refer to “Note 6: Goodwill” and “Note 9: Income Taxes” for information regarding the significant judgments required in our Hotels and Other reporting unit goodwill impairment analysis during the third quarter of 2026 and significant income tax estimates, respectively.

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

In July 2025, the FASB issued new accounting guidance that provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets accounted for under ASC 606, Revenue from Contracts with Customers. This guidance was effective for the 2026 annual period, including the interim reporting periods within. We adopted this guidance in the first quarter of 2026 prospectively and the adoption did not have a material impact on our unaudited condensed consolidated financial statements or related disclosures.

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

NOTE 3: DISCONTINUED OPERATIONS

The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to TheFork business that are no longer included in continuing operations. Certain shared costs, primarily personnel costs, previously allocated to TheFork reportable segment, do not qualify for discontinued operations accounting classification and are reported within continuing operations for all periods presented (or “stranded costs”). These costs are included in general and administrative expenses on our unaudited condensed consolidated statements of operations, and are $0.9 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

The table below details the major classes of line items constituting net income from discontinued operations, net of income taxes in the unaudited condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	( in millions)

Revenue	$66.0	$62.9	$184.5	$163.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	6.7	4.5	19.2	14.6
Marketing	17.5	16.0	48.4	46.3
Personnel (including stock-based compensation of $2.2, $2.8, $6.8 and $8.5, respectively)	22.1	23.4	70.5	68.5
Technology	3.6	3.7	10.8	10.4
General and administrative	3.2	3.2	10.3	10.3
Depreciation and amortization (1)	—	4.9	10.4	14.2
Restructuring and other related reorganization costs	0.1	(0.2)	0.1	1.0
Total costs and expenses	53.2	55.5	169.7	165.3
Operating income (loss)	12.8	7.4	14.8	(1.7)
Other income (expense), net	0.6	0.2	0.8	1.4
Income (loss) from discontinued operations before income taxes	13.4	7.6	15.6	(0.3)
(Provision) benefit for income taxes	(9.6)	(2.9)	(14.0)	(3.9)
Net income (loss) from discontinued operations	$3.8	$4.7	$1.6	$(4.2)

(1) Beginning in June 2026, the Company ceased recognition of depreciation and amortization of TheFork's long-lived assets upon determination it met held for sale criteria under GAAP.

The table below details the major classes of TheFork assets and liabilities held for sale, which are summarized separately in the unaudited condensed consolidated balance sheets:

	September 30,	December 31,
	2026	2025
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$43.3	$56.9
Accounts receivable, net of allowance for expected credit losses of $16.9 and $12.0, respectively	46.7	33.8
Prepaid expenses and other current assets	7.2	6.4
Total current assets (1)	97.2	97.1
Property and equipment, net of accumulated depreciation of $88.3 and $82.5, respectively (2)	51.3	46.1
Operating lease right-of-use assets (2)	7.1	4.0
Intangible assets, net of accumulated amortization of $77.4 and $80.0, respectively	0.2	0.4
Goodwill	112.4	119.7
Deferred income taxes, net	9.3	9.5
Other long-term assets, net of allowance for expected credit losses of $10.0 and $10.0, respectively (3)	13.2	12.1
Total noncurrent assets (1)	193.5	191.8
TOTAL ASSETS HELD FOR SALE FROM DISCONTINUED OPERATIONS (1)	$290.7	$288.9

LIABILITIES
Current liabilities:
Accounts payable	$6.2	$7.0
Income taxes payable	6.0	0.7
Accrued expenses and other current liabilities	41.7	48.6
Total current liabilities (1)	53.9	56.3
Operating lease liabilities, net of current portion	3.9	1.8
Other long-term liabilities	4.5	1.4
Total noncurrent liabilities (1)	8.4	3.2
TOTAL LIABILITIES HELD FOR SALE FROM DISCONTINUED OPERATIONS (1)	$62.3	$59.5

(1) The assets and liabilities held for sale from discontinued operations are classified as current on the September 30, 2026 unaudited condensed consolidated balance sheet because the transaction was expected to close within one year of the balance sheet date. The transaction subsequently closed on November 1, 2026. As of December 31, 2025, held for sale classification for TheFork did not exist, therefore its assets and liabilities retain original current and noncurrent classification. In addition, as of

September 30, 2026, an accumulated other comprehensive loss of $21.4 million was excluded from the table above which will be netted against the gain on the sale of TheFork upon the closing of the transaction.

(2) Beginning in June 2026, the Company ceased recognition of depreciation and amortization of TheFork's long-lived assets upon determination it met held for sale criteria under GAAP.

(3) TheFork holds collateralized notes ("Notes Receivable") issued by a privately held company with a total principal amount of $20.0 million, classified as held-to-maturity, as TheFork has concluded it has the positive intent and ability to hold the notes until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of September 30, 2026 and December 31, 2025, the carrying value of the Notes Receivable was $9.7 million and $9.2 million, respectively, net of accumulated allowance for credit losses.

The following table presents significant cash flow items from discontinued operations included within the unaudited condensed consolidated statements of cash flows:

	Nine months ended
	September 30,
	2026	2025
	(in millions)

Depreciation and amortization	$10.4	$14.2
Stock-based compensation expense	$6.8	$8.5
Capital expenditures, including capitalized website development	$15.7	$14.9

NOTE 4: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2025, as described under “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements in Item 8 of our 2025 Annual Report. There was no significant revenue recognized in the three and nine months ended September 30, 2026 and 2025, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 1: Basis of Presentation”, under the section titled “Sale of TheFork”, and “Note 14: Segment Information”, our business consists of two reportable segments – (1) Experiences and (2) Hotels and Other. A reconciliation of disaggregated revenue to segment revenue is included below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Major products/revenue sources (1):	(in millions)
Experiences:	$284.8	$294.3	$731.3	$720.6

Hotels and Other
Hotels	109.7	143.1	342.1	443.4
Media and advertising	27.7	36.0	86.7	102.3
Other	14.2	17.4	44.0	53.0
Total Hotels and Other	151.6	196.5	472.8	598.7

Total Revenue	$436.4	$490.8	$1,204.1	$1,319.3
(1)
Our revenue is recognized primarily at a point in time for both reportable segments.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2026, we had $53.3 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $5.2 million and $47.7 million was recognized as revenue during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2026, refunds due to cancellations by travelers were $0.2 million and $4.8 million, respectively. As of January 1, 2025, we had $46.8 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $3.1 million and $40.1 million was recognized as revenue during the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2025, refunds due to cancellations by travelers was not material, while this amount was $3.3 million during the nine months ended September 30, 2025. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2026 and December 31, 2025, we had $706.8 million and $978.0 million, respectively, of cash and cash equivalents, which consisted of available on demand bank deposits and time deposits, as well as money market funds, with maturities of three months or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of September 30, 2026 or December 31, 2025, and there were no purchases or sales of any marketable securities during and for the three and nine months ended September 30, 2026 and 2025.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$572.5	$572.5	$572.5	$609.2	$609.2	$609.2
Level 1:
Money market funds	112.8	112.8	112.8	339.2	339.2	339.2
Level 2:
Time deposits	21.5	21.5	21.5	29.6	29.6	29.6
Total	$706.8	$706.8	$706.8	$978.0	$978.0	$978.0
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

Other Financial Assets and Liabilities

As of September 30, 2026 and December 31, 2025, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	September 30, 2026	December 31, 2025
	(in millions)
Accounts receivable	$191.1	$146.1
Contract assets	36.1	28.7
Total	$227.2	$174.8

The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the transaction service. There were no significant changes in contract assets during the periods ended September 30, 2026 and December 31, 2025 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Debt

The following table shows the aggregate principal and fair value amount of the 2026 Senior Notes and Term Loan B Facility as of the dates presented, classified as short-term and long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 8: Debt” for additional information.

	September 30, 2026				December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
Term Loan B Facility	$833.9	$(11.0)	$822.9	$795.8	$840.2	$(12.7)	$827.5	$811.1
2026 Senior Notes	$—	$—	$—	$—	$345.0	$(0.3)	$344.7	$340.1
(1)
We estimate the fair value of the 2026 Senior Notes and Term Loan B Facility based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of September 30, 2026 and December 31, 2025.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd., which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $25.0 million and $25.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, we recognized $0.2 million and $0.9 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, we recognized $0.7 million and $1.6 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and nine months ended September 30, 2026 and 2025, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related party transactions, and were not material during the three and nine months ended September 30, 2026 and 2025.

Other non-financial assets, such as property and equipment, goodwill (see Note 6: “Goodwill”), intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominantly on Level 3 inputs.

NOTE 6: GOODWILL

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Experiences	Hotels and Other	Total
	(in millions)
Balance as of December 31, 2025	$309.6	$414.6	$724.2
Foreign currency translation adjustments	1.4	(0.8)	0.6
Impairment	—	(369.5)	(369.5)
Balance as of September 30, 2026	$311.0	$44.3	$355.3

Impairment

We assess goodwill, which is not amortized, for impairment annually during the fourth quarter, or more frequently, if events and circumstances indicate that it is more likely than not that an impairment has occurred. Observing persistent and challenging business trends in 2026, during the third quarter of 2026, the Company updated its long range forecast for the Hotels and Other reporting unit to reflect the accelerated decline in recent financial performance, in addition to a decline in expected future profitability of the Hotels and Other reporting unit, as compared to the outyears forecast used in its previous impairment analysis. As a result, the Company determined that an impairment triggering event had occurred as of September 30, 2026. These trends are largely due to the sustained acceleration of traffic acquisition headwinds negatively impacting this business due to the changes in the search landscape. In addition, the Company experienced a significant decline in its stock price and market capitalization during the third quarter of 2026, with its stock price declining nearly 40% from June 30, 2026 to September 30, 2026. Therefore, the Company performed an interim impairment test of its Hotels and Other reporting unit as of the last day of the third quarter, or September 30, 2026. Based on these trends, noted above, and the resulting negative impact on this reporting unit, we concluded it was more likely than not that the estimated fair value of the Hotels and Other reporting unit was less than its respective carrying value. Therefore the Company chose to proceed directly to a quantitative analysis. As a result, the Company recognized a non-cash goodwill impairment of $369.5 million in its unaudited condensed consolidated statement of operations during the three months ended September 30, 2026 for the Hotels and Other reporting unit.

The fair value of the Hotels and Other reporting unit using a quantitative analysis was determined with the assistance of a third party specialist using a discounted cash flow (“DCF”) analysis, or income approach calculation (Level 3). Fair value assessments of a reporting unit are considered a Level 3 measurement due to the significance of unobservable inputs used in their estimate. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows, discount rates, and the long-term growth rate used to estimate terminal value. The expected cash flows used in the DCF analysis for the Hotels and Other reporting unit were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimate of forecasted long-term growth rate. The discount rate used in the DCF analysis is intended to reflect the risks, which consider macroeconomic and industry specific factors inherent in the expected future cash flows of the reporting unit.

In conjunction with the quantitative analysis performed for the Hotels and Other reporting unit, as of September 30, 2026, the Company also performed a quantitative analysis' of its Experiences reporting unit. In addition, and separately, the Company performed a quantitative analysis for its indefinite-lived intangible assets, consisting of Tripadvisor trade name and trademarks, using the relief-from-royalty method. The Company concluded the estimated fair values of its Experiences reporting unit and indefinite-lived intangibles were substantially in excess of their carrying values. In addition, prior to performing the goodwill impairment analysis, the Company performed an impairment analysis of its reporting units' definite-lived long-lived assets (including capitalized website development) to determine if the carrying amount of its identified asset groups may not be fully recoverable, and concluded the carrying amounts were recoverable as of September 30, 2026, and no impairment was identified.

As of September 30, 2026, in order to corroborate its fair value conclusion, the Company combined the estimated fair values for its reporting units and performed a market capitalization reconciliation to validate the reasonableness of the implied control premium. The Company calculated the market capitalization using both the stock price as of September 30, 2026 as well as the average stock price over a reasonable period of time preceding September 30, 2026. Based on this reconciliation, the Company believes the implied control premium used to be reasonable.

As of September 30, 2026 and December 31, 2025, accumulated goodwill impairment losses totaled $372.6 million and $3.1 million, respectively; all related to the Hotels and Other segment.

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	September 30, 2026	December 31, 2025
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$38.5	$50.8
Accrued marketing costs	62.1	55.8
Finance lease liability - current portion	7.4	7.1
Operating lease liabilities - current portion	5.0	5.3
Non-income taxes payable (1)	5.5	5.5
Investment tax credit (2)	—	19.9
Restructuring and other related reorganization costs (3)	2.8	18.5
Other	44.1	37.4
Total	$165.4	$200.3

(1)
Amounts are primarily related to digital service taxes.
(2)
During the year ended December 31, 2025, pursuant to provisions allowable under the Inflation Reduction Act, the Company purchased alternative energy federal tax credits from an unrelated third party, which were paid during the first quarter of 2026.
(3)
During the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred pre-tax restructuring and other related reorganization costs of $7.8 million during the nine months ended September 30, 2026, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment. We expect the majority of unpaid costs as of September 30, 2026 to be fully disbursed by the second quarter of 2027.

The following table summarizes our restructuring and other related reorganization costs for the nine months ended September 30, 2026:

Carrying Value
(in millions)
Accrued liability as of December 31, 2025	$18.5
Charges	7.8
Payments	(23.5)
Accrued liability as of September 30, 2026	$2.8

NOTE 8: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	September 30, 2026	December 31, 2025
	(in millions)
Short-term debt:
Term Loan B Facility due 2031	$8.5	$8.5
0.25% Convertible 2026 Senior Notes due 2026	—	345.0
Unamortized Debt Issuance Costs	—	(0.3)
Total Short-term debt	$8.5	$353.2

Long-term debt:
Term Loan B Facility due 2031	$825.4	$831.7
Unamortized Debt Issuance Costs	(11.0)	(12.7)
Total Long-term debt	$814.4	$819.0

Amended Credit Agreement

Credit Facility

We are party to the Amended Credit Agreement with a group of lenders which, among other things, provides for a $500.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings from the Credit Facility and $2.3 million and $3.6 million, respectively, of issued undrawn standby letters of credit. For the three and nine months ended September 30, 2026 and 2025, total interest expense and commitment fees on our Credit Facility were not material.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500.0 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350.0 million, also maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility were used to repay the Company's 2026 Senior Notes. We refer to the original Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.”

As of September 30, 2026, the effective interest rate on the Term Loan B Facility was 6.92% and, for the three and nine months ended September 30, 2026 the weighted-average effective interest rate on the Term Loan B Facility was 6.76% and 6.72%, respectively. As of September 30, 2025, the effective interest rate on the Term Loan B Facility was 7.36% and, for the three and nine months ended September 30, 2025 the weighted-average effective interest rate on the Term Loan B Facility was 7.37% and 7.34%, respectively. Principal payments of $6.4 million were made during both the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, unpaid interest on the Term Loan B Facility was not material. During the three and nine months ended September 30, 2026, we recorded $13.8 million and $40.8 million of interest expense, respectively, while during the three and nine months ended September 30, 2025, we recorded $15.3 million and $40.0 million of interest expense, respectively, on our unaudited condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2025, our effective interest rate, including debt issuance costs, was approximately 0.30%, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of December 31, 2025, unpaid interest on the 2026 Senior Notes was also not material.

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

Our income tax benefit from continuing operations was $29.2 million and $22.7 million for the three and nine months ended September 30, 2026, respectively, and our income tax provision from continuing operations was $7.2 million and $7.8 million for the three and nine months ended September 30, 2025, respectively. The change in our income tax provision during the three and nine months ended September 30, 2026, when compared to the same periods in 2025, was primarily due to a $31.6 million deferred tax benefit recognized in association with the goodwill impairment charge related to the Hotels and Other segment recorded during the three months ended September 30, 2026.

Our effective tax rate for the three and nine months ended September 30, 2026 differs from the U.S. federal statutory rate of 21.0%, primarily due to a $31.6 million deferred tax benefit recorded during the third quarter of 2026, as discussed above, partially offset by the tax effects of stock-based compensation.

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2026, we had an accrued interest liability of $26.2 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2018 tax year and have various ongoing audits for foreign and state income tax returns. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of September 30, 2026, no material assessments have resulted, except as noted below regarding our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, there have been no material changes to our commitments and contingencies since December 31, 2025, except as discussed below. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2025 Annual Report.

As noted in “Note 1: Basis of Presentation”, under the section titled “Sale of TheFork”, on June 14, 2026, the Company entered into a put option agreement with American Express to sell TheFork, for $700.0 million in cash, subject to certain adjustments. Following the completion of the required consultation process with the French Works Council on July 30, 2026, the Company exercised the put option and, on August 2, 2026, entered into the definitive Equity Purchase Agreement with American Express to sell

TheFork. On November 1, 2026, the Company consummated the sale of TheFork. Refer to “Note 1: Basis of Presentation”, under the section titled “Sale of TheFork”, for further information.

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights), tax matters (including value-added, excise, digital services, sales and use, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters, data privacy and cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statement of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed in “Note 9: Income Taxes.” However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

NOTE 11: STOCK-BASED AWARDS

2026 Stock Option Activity

A summary of stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2025	2,001	$30.30
Canceled or expired	(451)	33.11
Options outstanding at September 30, 2026	1,550	$29.49	4.2	$—
Exercisable as of September 30, 2026	1,525	$29.63	4.2	$—
Vested and expected to vest after September 30, 2026	1,550	$29.49	4.2	$—

2026 Restricted Stock Units (“RSUs”) Activity

A summary of RSUs activity (including deferred stock units (“DSUs”) and restricted stock awards (“RSAs”)), consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2025	10,348	$18.43
Granted(1)	4,494	10.34
Vested and released(2)	(3,923)	18.74
Canceled	(1,734)	15.96
Unvested RSUs outstanding as of September 30, 2026	9,185	$14.80	$76.9
(1)
Inclusive of approximately 89,000 DSUs and 36,000 RSAs granted to certain non-employee directors during the second quarter of 2026. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs shall vest one year after the grant date. However, settlement of the shares represented by DSUs that vest will occur on January 15th of the calendar year immediately following the year in which the director experiences a "separation of service" as defined in Section 409A of the Internal Revenue Code of 1986. Each RSA represents an award of one share of the Company’s common stock subject to a one-year service-based vesting condition. Prior to vesting, the director is entitled to receive ordinary cash dividends, which are automatically reinvested in additional restricted shares subject to the same vesting and forfeiture conditions as the underlying award.
(2)
Inclusive of approximately 834,000 shares of common stock withheld in connection with RSUs vesting to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statement of cash flows.

A summary of performance-based RSUs (“PSUs”) and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2025	1,459	$19.40		34	$14.80
Granted	776	10.14		—	—
Vested and released (2)	(110)	27.37		—	—
Canceled (3)	(468)	17.57		(34)	14.80
Unvested and outstanding as of September 30, 2026	1,657	$13.67	$13.9	—	$—	$—

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

The total aggregate fair value of RSUs and PSUs which vested during the nine months ended September 30, 2026 was $76.5 million. As of September 30, 2026, total unrecognized compensation cost related to stock-based awards, substantially RSUs (including PSUs), was $126.9 million, comprised of $109.7 million from continuing operations, which the Company expects to recognize over a weighted-average period of 2.3 years, and $17.2 million from discontinued operations.

NOTE 12: STOCKHOLDERS’ EQUITY

Repurchases of Treasury Shares

On September 7, 2023, our Board of Directors authorized the repurchase of $250.0 million in shares of our common stock under a share repurchase program. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of September 30, 2026, the Company had $110.0 million remaining available to repurchase shares of its common stock under this share repurchase program. During the nine months ended September 30, 2025, approximately 2.8 million shares of the Company's outstanding common stock were repurchased under the share repurchase program at an average price of $14.22 per share, exclusive of fees and commissions, or $40.0 million in the aggregate. For the three and nine months ended September 30, 2025, any excise tax incurred for repurchases made under the share repurchase program was not material.

In addition, and in a separate transaction, as noted in “Note 1: Basis of Presentation,” under the section titled “Liberty Tripadvisor Holdings, Inc. and Tripadvisor Merger Agreement and Loan Agreement,” on April 29, 2025, the Company repurchased approximately 26.8 million shares of Tripadvisor common stock and Class B common stock previously held by LTRIP in the Merger at an average price of approximately $16.27 per share, or $436.5 million in the aggregate, inclusive of transaction costs related to the repurchase of these shares. Refer to “Note 1: Organization and Business Description,” in the notes to the consolidated financial statements in Item 8 of our 2025 Annual Report for further discussion of the Merger transaction. During the three months ended September 30, 2026, the Company received an excise tax refund of $0.6 million from the repurchase of common stock from the Merger, which was recorded as a reduction to the carrying amount of treasury stock.

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

NOTE 13: EARNINGS PER SHARE (EPS)

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Basic and Diluted EPS for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) from continuing operations used to compute Basic EPS	$(316.9)	$48.5	$(324.7)	$82.4
Net income (loss) from discontinued operations, net of tax, used to compute Basic EPS	3.8	4.7	1.6	(4.2)
Net income (loss) used to compute Basic EPS	$(313.1)	$53.2	$(323.1)	$78.2

Net income (loss) from continuing operations used to compute Basic EPS	$(316.9)	$48.5	$(324.7)	$82.4
Interest expense on 2026 Senior Notes, net of tax	—	0.3	—	1.0
Net income (loss) from continuing operations used to compute Diluted EPS	(316.9)	48.8	(324.7)	83.4
Net income (loss) from discontinued operations, net of tax, used to compute Diluted EPS	3.8	4.7	1.6	(4.2)
Net income (loss) used to compute Diluted EPS	$(313.1)	$53.5	$(323.1)	$79.2

Denominator:
Weighted average shares used to compute Basic EPS	117,474	116,439	116,532	127,453
Weighted average effect of dilutive securities:
Stock-based awards (Note 11)	—	2,603	—	1,554
2026 Senior Notes (Note 8)	—	4,674	—	4,674
Weighted average shares used to compute Diluted EPS	117,474	123,716	116,532	133,681

Basic EPS from continuing operations	$(2.70)	$0.42	$(2.79)	$0.65
Basic EPS from discontinued operations	0.03	0.04	0.01	(0.03)
Basic EPS	$(2.66)	$0.46	$(2.77)	$0.61

Diluted EPS from continuing operations	$(2.70)	$0.39	$(2.79)	$0.62
Diluted EPS from discontinued operations	0.03	0.04	0.01	(0.03)
Diluted EPS	$(2.66)	$0.43	$(2.77)	$0.59

Potential common shares, consisting of outstanding stock options, RSUs (including PSUs, MSUs, DSUs, and RSAs), and those issuable under the 2026 Senior Notes, totaling approximately 10.8 million shares and 21.8 million shares for the three and nine months ended September 30, 2026, respectively, and approximately 6.9 million shares and 10.5 million shares for the three and nine months ended September 30, 2025, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.6 million shares for both the three and nine months ended September 30, 2026, respectively, and approximately1.6 million shares and 1.8 million shares for the three and nine months ended September 30, 2025, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

NOTE 14: SEGMENT INFORMATION

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

Stranded costs, which consist of certain shared personnel and insurance costs, previously allocated to TheFork reportable segment that do not qualify for discontinued operations accounting classification, are reported within continuing operations for all periods presented. As a result, effective the second quarter of 2026, we changed our corporate overhead allocation methodology to re-allocate these stranded costs among the remaining operating segments included within continuing operations. Our segment presentation for the three and nine months ended September 30, 2025 has been restated to reflect the re-allocation of these costs. Stranded costs of $0.9 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, have been included within segment profits for continuing operations and re-allocated among Experiences and Hotels and Other.

The following tables present our reportable segment information for the three and nine months ended September 30, 2026 and 2025 and include a reconciliation of Adjusted EBITDA to Net income (loss) from continuing operations. In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue and expenses are not material for all periods presented.

	Three months ended September 30, 2026
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$284.8	$151.6	$—	$436.4
Less: (3)
Cost of sales	28.0	9.3	—	37.3
Marketing	170.5	42.5	—	213.0
Personnel (exclusive of stock-based compensation as shown separately below)	35.0	43.7	—	78.7
Technology	8.6	14.3	—	22.9
General and administrative (4)	4.5	8.9	—	13.4
Adjusted EBITDA	38.2	32.9	—	71.1
Depreciation and amortization			(18.9)	(18.9)
Stock-based compensation			(15.3)	(15.3)
Impairment of goodwill (5)	—	(369.5)	—	(369.5)
Restructuring and other related reorganization costs (6)	(0.1)	(0.8)	—	(0.9)
Legal reserves, settlements and other			(2.6)	(2.6)
Transaction related expenses			(0.6)	(0.6)
Operating income (loss)				(336.7)
Other income (expense), net				(9.4)
Income (loss) before income taxes				(346.1)
(Provision) benefit for income taxes				29.2
Net income (loss) from continuing operations				$(316.9)

	Three months ended September 30, 2025
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$294.3	$196.5	$—	$490.8
Less: (3)
Cost of sales	29.1	7.1	—	36.2
Marketing	159.7	52.7	—	212.4
Personnel (exclusive of stock-based compensation as shown separately below)	40.2	57.9	—	98.1
Technology	7.8	14.1	—	21.9
General and administrative	5.1	9.3	—	14.4
Adjusted EBITDA	52.4	55.4	—	107.8
Depreciation and amortization			(18.7)	(18.7)
Stock-based compensation			(25.7)	(25.7)
Restructuring and other related reorganization costs	—	(0.3)	—	(0.3)
Operating income (loss)				63.1
Other income (expense), net				(7.4)
Income (loss) before income taxes				55.7
(Provision) benefit for income taxes				(7.2)
Net income (loss) from continuing operations				$48.5

	Nine months ended September 30, 2026
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$731.3	$472.8	$—	$1,204.1
Less: (3)
Cost of sales (7)	75.4	21.9	—	97.3
Marketing	460.0	129.6	—	589.6
Personnel (exclusive of stock-based compensation as shown separately below)	109.1	139.1	—	248.2
Technology	24.2	41.8	—	66.0
General and administrative (8)	13.2	25.9	—	39.1
Adjusted EBITDA	49.4	114.5	—	163.9
Depreciation and amortization			(56.5)	(56.5)
Stock-based compensation			(50.5)	(50.5)
Impairment of goodwill (5)	—	(369.5)	—	(369.5)
Restructuring and other related reorganization costs (6)	(2.1)	(5.7)	—	(7.8)
Legal reserves, settlements and other (9)			(1.9)	(1.9)
Transaction related expenses (10)			(4.1)	(4.1)
Non-recurring (expenses) income (11)			4.8	4.8
Operating income (loss)				(321.6)
Other income (expense), net				(25.8)
Income (loss) before income taxes				(347.4)
(Provision) benefit for income taxes				22.7
Net income (loss) from continuing operations				$(324.7)

	Nine months ended September 30, 2025
	Experiences (1)	Hotels and Other (1) (2)	Corporate & Eliminations	Total
	(in millions)
Revenue	$720.6	$598.7	$—	$1,319.3
Less: (3)
Cost of sales	73.7	21.1	—	94.8
Marketing	418.1	155.2	—	573.3
Personnel (exclusive of stock-based compensation as shown separately below)	116.3	178.2	—	294.5
Technology	22.7	40.2	—	62.9
General and administrative (12)	14.0	28.5	—	42.5
Adjusted EBITDA	75.8	175.5	—	251.3
Depreciation and amortization			(53.5)	(53.5)
Stock-based compensation			(77.1)	(77.1)
Legal reserves, settlements and other (13)			4.6	4.6
Restructuring and other related reorganization costs	(0.4)	(9.2)	—	(9.6)
Operating income (loss)				115.7
Other income (expense), net				(25.5)
Income (loss) before income taxes				90.2
(Provision) benefit for income taxes				(7.8)
Net income (loss) from continuing operations				$82.4

(1)
Includes certain shared costs, primarily personnel costs, allocated from the Hotels and Other segment of $3.4 million and $12.6 million for the three and nine months ended September 30, 2026, respectively, and $3.2 million and $9.8 million for the three and nine months ended September 30, 2025, respectively. These costs include stranded costs of $0.4 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.
(2)
The Hotels and Other segment includes stranded costs of $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.
(3)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to our CODM.
(4)
Exclusive of $3.3 million costs and a $0.7 million benefit in the Experiences and Hotels and Other segment, respectively, which is included separately below in legal reserves, settlements and other. In addition, exclusive of $0.6 million costs in the Hotels and Other segment, which is included separately below in transaction related expenses.
(5)
Refer to “Note 6: Goodwill” for information regarding the impairment of goodwill.
(6)
Refer to “Note 7: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(7)
Exclusive of $1.2 million and $0.8 million benefits in the Experiences and Hotels and Other segments, respectively, which are included separately below in legal reserves, settlements and other.
(8)
Exclusive of $4.1 million costs in Hotels and Other segment, which is included separately below in transaction related expenses. In addition, exclusive of $4.4 million costs and a $0.5 million benefit in the Experiences and Hotels and Other segment, respectively, which is included separately below in legal reserves, settlements and other, and exclusive of a $4.8 million benefit in Hotels and Other segment, which is included separately below in non-recurring (expenses) income.
(9)
This amount includes a refund of $2.0 million realized during the second quarter of 2026, resulting from the repeal of enacted tax legislation in Canada during 2026 related to digital service taxes, reflected in cost of sales on our unaudited condensed consolidated statement of operations. In addition, during the second and third quarters of 2026, the Company recorded cumulative legal contingency reserves of $3.9 million, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
(10)
The Company expensed certain costs related to shareholder activism of $3.3 million, and other transaction related costs of $0.8 million, to general and administrative expenses on our unaudited condensed consolidated statements of operations.
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
(12)
Exclusive of $4.6 million in the Hotels and Other segment which is included separately below in legal reserves, settlements and other.
(13)
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

NOTE 15: SUBSEQUENT EVENTS

On November 1, 2026, the Company consummated the sale of TheFork. Refer to Note 1: “Basis of Presentation”, under the section titled “Sale of TheFork” for further information.

On November 4, 2026, the Company initiated a restructuring plan, designed to further simplify its Hotels and Other segment. This cost saving action primarily includes a reduction of workforce, with the substantial portion of the costs relating to severance payments and employee benefits. As a result, the Company expects to incur estimated pre-tax restructuring and other related reorganization costs of approximately $15 million to $20 million. This amount is expected to be expensed primarily in the fourth quarter of 2026, with any remaining amount expensed during 2027.

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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Forward-looking statements include, but are not limited to, statements regarding the potential benefits of the completed sale of TheFork, possible uses of the net proceeds and the provision of services under the Transition Services Agreement, including the duration of those services. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2025 Annual Report, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Risks associated with the completed divestiture include that the parties may not realize the potential benefits in the near term or at all; liabilities or tax consequences related to the divestiture that are not known, probable or estimable at this time; difficulties or unexpected costs relating to segregating the technology and data platforms of TheFork from retained operations; disruption of management time away from core operations; and risks related to operating without TheFork. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “projects,” “will,” “would,” “could,” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

The Tripadvisor group (the “Group”) is a portfolio of global online platforms purpose-built to connect travelers with experiences, accommodations, restaurants and other relevant travel destination points of interest (“POIs”). Our mission is to be the world's most trusted source for travel and experiences.

We offer travelers the ability to search, discover, book, and review experiences, hotels, and restaurants seamlessly through our primary consumer-facing brands: Viator, our two-sided marketplace for experiences and Tripadvisor, our travel planning and guidance platform. Tripadvisor offers authentic traveler-submitted reviews and content, travel planning tools and related technology to instill confidence for travelers in every part of their travel journey.

The Company's strategy is focused on growing and scaling its Experiences marketplace, which we believe represents an attractive long-term value creation opportunity, while optimizing our legacy offerings within the Hotels and Other segment for profitability. As part of its Experiences strategy, on June 14, 2026, the Company entered into a put option agreement for the sale of TheFork. On August 1, 2026, the Company delivered notice of exercise of the put option agreement, and on November 1, 2026 the Company consummated the sale of TheFork. Refer to the section below titled “Sale of TheFork” for further discussion.

The Experiences segment includes Viator, a pure-play, experiences online travel agency (“OTA”), offering a two-sided global marketplace for tours, activities, and attractions; it also includes Tripadvisor and third party points-of-sale for experiences. Viator's global online marketplace merchandises bookable experiences to travelers that typically have relatively higher purchase intent either pre-destination or in-destination. Tripadvisor is an online global travel guidance platform that also merchandises experiences to its audience, which more commonly serves travelers in the discovery and planning phases. Both brands leverage Viator’s centralized supply platform that supports operator onboarding, operator inventory management, bookings, payments, fraud prevention, and customer support. In addition, the Company also syndicates its experiences supply to other third-party endemic and non-endemic demand partners. The Hotels and Other segment primarily consists of the Tripadvisor hotel and restaurant guidance platform, which includes hotel metasearch, and related advertising offerings primarily for hotels and restaurants.

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

Our Experiences business is a two-sided online marketplace, which has exhibited consistent revenue growth and improving profitability, prior to the macro-environment headwinds during 2026, as discussed below. The Company’s total revenue and adjusted EBITDA continue to shift more towards Experiences, as shown in our segment financial information. As of the year ended December 31, 2025, the Experiences segment represented approximately 55% of the Company’s total revenue from continuing operations and 30% of our adjusted EBITDA from continuing operations. As the Company continues to execute on its growth strategies and invest in Experiences, we expect to continue to see our media-based and click-based advertising offerings become a smaller share of our overall revenue and profit mix, as has been the trend during the first nine months of 2026.

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

Recent Developments

Sale of TheFork

On June 14, 2026, the Company entered into a put option agreement (the “Put Option Agreement”) with American Express Travel Related Services Company, Inc. (“American Express”) to sell the legal entities comprising the Company's online restaurant reservation and management platform in Europe known as “TheFork” (the “Business”) for $700.0 million in cash, subject to certain adjustments. On August 1, 2026, following the completion of the required consultation process with the relevant French Works Council on July 30, 2026, the Company exercised the put option. On August 2, 2026, the Company entered into an Equity Purchase Agreement with American Express to sell TheFork. On November 1, 2026, the Company consummated the sale of the Business to

American Express pursuant to the Equity Purchase Agreement. The total net cash consideration received at closing was approximately $741.0 million, reflecting customary adjustments to the purchase price, including closing working capital, cash, and indebtedness, and net of transaction related expenses paid at closing. The Company anticipates recognizing an estimated gain on sale of approximately $487.0 million during the fourth quarter of 2026. However, the final net cash consideration and gain on sale amounts may differ materially, as these amounts remain subject to change based on final adjustments according to the terms of the Equity Purchase Agreement.

Upon execution of the Put Option Agreement, the assets and liabilities of TheFork business met the accounting requirements to be classified as held for sale. In addition, the accounting requirements for reporting TheFork business as a discontinued operation were also satisfied as the transaction constitutes a strategic shift that will have a major effect on the Company's operations and financial results. Unless otherwise noted, all amounts, percentages, and any discussions below reflect only the results of operations and financial condition of our continuing operations. Furthermore, upon designation of TheFork business as a discontinued operation, the Company determined that TheFork was no longer a reportable segment. The Company continued to own and operate TheFork business until the closing of the transaction resulting in the sale of TheFork. The Company's continuing operations now consist of two reportable segments: (1) Experiences, and (2) Hotels and Other. All prior period segment disclosure information has been recast to conform to the current reporting structure. Refer to Note 3: “Discontinued Operations” and “Note 14: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Macro-Environment Headwinds

During 2026, specifically beginning in late February and throughout March, the conflict in the Middle East, severe flooding in Hawaii and civil unrest in Mexico, two key destination markets, as well as extreme weather-related events and travel conditions throughout May and June within Europe and the U.S., had an adverse impact on our Experiences business. Although Experiences showed growth across all reported measures through February, as a result of these macro-events, during 2026, we did observe a negative impact on booking volumes, gross booking value, and revenue, as well as an increase in cancellation rates across all points of sale in our Experiences segment. This negatively impacted our overall growth rates across our reported measures during 2026 in the Experiences segment. We also estimate that any ongoing geopolitical tensions and conflicts, including evolving events in the Middle East and eastern Europe, may continue to have an impact on the travel industry and, as a result, continue to impact our financial results in the fourth quarter of 2026.

Hotels and Other Goodwill Impairment

The Company recognized a non-cash goodwill impairment charge of $369.5 million during the three months ended September 30, 2026 for the Hotels and Other reporting unit. Refer to Note 6: “Goodwill” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Restructuring and Related Reorganization Actions

Fourth quarter of 2026

On November 4, 2026, the Company initiated a restructuring plan, designed to further simplify its Hotels and Other segment. This cost saving action primarily includes a reduction of workforce, with the substantial portion of the costs relating to severance payments and employee benefits. As a result, the Company expects to incur estimated pre-tax restructuring and other related reorganization costs of approximately $15 million to $20 million. This amount is expected to be expensed primarily in the fourth quarter of 2026, with any remaining amount expensed during 2027. Refer to “Note 15: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

Fourth quarter of 2025

During the fourth quarter of 2025, the Company approved and subsequently initiated a series of cost savings actions following a decision to realign its operating model across its Experiences and Hotels and Other segments to support the Company’s positioning as an experiences-led and AI-enabled company. As a result of these actions taken, the Company incurred pre-tax restructuring and other related reorganization costs of $0.9 million and $7.8 million during the three and nine months ended September 30, 2026, respectively, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment. These initiatives are intended to better align the Company's organizational structure and resources with its strategic priorities, including continued investment in Experiences and the optimization of its legacy offerings.

These actions are expected to be substantially completed by the fourth quarter of 2026 and represent transformational initiatives of the Company's operating structure, which are not reflective of the Company's normal and recurring business operations. The multi-period nature of these actions generally reflects the operational challenges of executing a global workforce reduction across multiple jurisdictions, including compliance with local statutory requirements in certain international locations, and the timing of employee notifications and departures. Refer to “Note 7: Accrued Expenses and Other Current Liabilities” and “Note 14: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information related to these actions.

Fourth quarter of 2024

During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions across its business in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of actions taken under this initiative, during the three and nine months ended September 30, 2025, the Company incurred pre-tax restructuring and other related reorganization costs of $0.3 million and $9.6 million, respectively, which consisted of employee severance and related benefits, primarily in our Hotels and Other segment.

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

Employees

As of September 30, 2026, the Company had approximately 2,455 employees, of which approximately 870 are employees of TheFork. Approximately 70%, 26%, and 4% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our “Critical Accounting Policies and Estimates” in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report, except for the addition of recoverability of goodwill in our Hotels and Other reporting unit, as noted in “Note 1: Basis of Presentation”, under the section titled Accounting Estimates, in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

As noted above, the Company recorded a $369.5 million non-cash goodwill impairment charge during the third quarter of 2026 in its Hotels and Other reporting unit. The valuation of goodwill is a critical accounting estimate because it requires significant judgments about future cash flows, discount rate, and long-term growth rate, all of which are inherently uncertain and sensitive to market conditions. Following the impairment, the carrying amount of the Hotels and Other reporting unit approximates its estimated fair value. Therefore, any adverse changes in these assumptions, if the reporting unit does not achieve its forecasted results, or if the Company's stock price and market capitalization decline further, the Company may be required to recognize additional goodwill impairment charges, which could be material. As of September 30, 2026, $44.3 million of goodwill remains allocated to this reporting unit. In order to evaluate the sensitivity of the estimated fair value calculation used for the goodwill impairment analysis, the Company applied a hypothetical 1% decrease in the long-term growth rate and a 1% increase in the discount rate, resulting in an additional impairment amount for the reporting unit of approximately $14.0 million. Refer to “Note 6: Goodwill” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information regarding this impairment.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenue	$436.4	$490.8	(11)%	$1,204.1	$1,319.3	(9)%

Costs and expenses:
Cost of sales	37.3	36.2	3%	95.3	94.8	1%
Marketing	213.0	212.4	0%	589.6	573.3	3%
Personnel (including stock-based compensation of $15.3, $25.7, $50.5 and $77.1, respectively)	94.0	123.8	(24)%	298.7	371.6	(20)%
Technology	22.9	21.9	5%	66.0	62.9	5%
General and administrative	16.6	14.4	15%	42.3	37.9	12%
Depreciation and amortization	18.9	18.7	1%	56.5	53.5	6%
Impairment of goodwill	369.5	—	n.m.	369.5	—	n.m.
Restructuring and other related reorganization costs	0.9	0.3	200%	7.8	9.6	(19)%
Total costs and expenses:	773.1	427.7	81%	1,525.7	1,203.6	27%
Operating income (loss)	(336.7)	63.1	n.m.	(321.6)	115.7	n.m.
Other income (expense):
Interest expense	(15.3)	(17.5)	(13%)	(46.1)	(46.5)	(1%)
Interest income	5.8	10.3	(44)%	18.8	30.3	(38)%
Other income (expense), net	0.1	(0.2)	n.m.	1.5	(9.3)	n.m.
Total other income (expense), net	(9.4)	(7.4)	27%	(25.8)	(25.5)	1%
Income (loss) before income taxes	(346.1)	55.7	n.m.	(347.4)	90.2	n.m.
(Provision) benefit for income taxes	29.2	(7.2)	n.m.	22.7	(7.8)	n.m.
Net income (loss) from continuing operations	(316.9)	48.5	n.m.	(324.7)	82.4	n.m.
Net income (loss) from discontinued operations, net of tax	3.8	4.7	(19)%	1.6	(4.2)	n.m.
Net income (loss)	$(313.1)	$53.2	n.m.	$(323.1)	$78.2	n.m.

Other Financial Data:
Adjusted EBITDA from continuing operations (1)	$71.1	$107.8	(34)%	$163.9	$251.3	(35)%

n.m. = not meaningful

(1)
Adjusted EBITDA from continuing operations is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Experiences Segment

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Revenue	$284.8	$294.3	(3)%	$731.3	$720.6	1%
Less: (1)
Cost of sales	28.0	29.1	(4)%	75.4	73.7	2%
Marketing	170.5	159.7	7%	460.0	418.1	10%
Personnel (exclusive of stock-based compensation)	35.0	40.2	(13)%	109.1	116.3	(6)%
Technology	8.6	7.8	10%	24.2	22.7	7%
General and administrative	4.5	5.1	(12)%	13.2	14.0	(6)%
Total Adjusted EBITDA	$38.2	$52.4	(27)%	$49.4	$75.8	(35)%

Adjusted EBITDA Margin by Segment (2)	13.4%	17.8%		6.8%	10.5%
(1)
Refer to “Note 14: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the total operating expense captions on the unaudited condensed consolidated statements of operations.
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

Number of Experiences Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experiences bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked were approximately 6.8 million and 18.9 million during the three and nine months ended September 30, 2026, respectively, an increase of approximately 2% and 6%, respectively, when compared to the same periods in 2025, primarily driven through growth on Viator and third-party points of sale, partially offset by persistent SEO-related headwinds on the Tripadvisor point of sale.

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

GBV reached $1.3 billion and $3.9 billion during the three and nine months ended September 30, 2026, respectively, approximately flat and an increase of approximately 5%, respectively, when compared to the same periods in 2025, primarily due to growth in the number of experience bookings as discussed above. These growth numbers were partially offset by persistent SEO-headwinds and the macro-environment related factors noted above, which negatively impacted bookings growth, and lower average bookings values across Tripadvisor points of sale and Viator, respectively, when compared to the same periods in 2025.

Revenue and Adjusted EBITDA

Experiences segment revenue decreased by $9.5 million during the three months ended September 30, 2026, when compared to the same period in 2025, primarily driven by persistent SEO-related headwinds on the Tripadvisor point of sale and macro-environment related factors, causing weakening demand for bookings and negatively impacting GBV growth, as well as increased cancellation rates during 2026. Experiences segment revenue increased by $10.7 million during the nine months ended September 30, 2026, when compared to the same period in 2025, primarily driven by bookings and GBV growth, as discussed above. These increases were partially offset by SEO-related headwinds on the Tripadvisor point of sale and macro-environment related factors that negatively impacted bookings growth and revenue, as well as increased cancellation rates during 2026.

Adjusted EBITDA in our Experiences segment decreased by $14.2 million and $26.4 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, and adjusted EBITDA margin decreased by 4.4 percentage points and 3.7 percentage points during three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. The decrease in adjusted EBITDA during the three months ended September 30, 2026, when compared to the same period in 2025, was primarily due to an increase in paid marketing costs combined with a decrease in revenue growth, as discussed above. The decrease in adjusted EBITDA during the nine months ended September 30, 2026, when compared to the same period in 2025, was primarily due to an increase in paid marketing costs, partially offset by an increase in revenue growth, as discussed above. The decline in adjusted EBITDA margin during the three and nine months ended September 30, 2026 when compared to the same periods in 2025, was primarily due to an increase in marketing costs as a percentage of revenue, partially offset by lower personnel costs as a percentage of revenue.

Hotels and Other Segment

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(in millions)			(in millions)
Revenue	$151.6	$196.5	(23)%	$472.8	$598.7	(21)%
Less: (1)
Cost of sales	9.3	7.1	31%	21.9	21.1	4%
Marketing	42.5	52.7	(19)%	129.6	155.2	(16)%
Personnel (exclusive of stock-based compensation)	43.7	57.9	(25)%	139.1	178.2	(22)%
Technology	14.3	14.1	1%	41.8	40.2	4%
General and administrative	8.9	9.3	(4)%	25.9	28.5	(9)%
Total Adjusted EBITDA	$32.9	$55.4	(41)%	$114.5	$175.5	(35)%

Adjusted EBITDA Margin by Segment (2)	21.7%	28.2%		24.2%	29.3%

(1)
Refer to “Note 14: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the total operating expense captions on the unaudited condensed consolidated statements of operations.
(2)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels and Other segment revenue decreased by $44.9 million and $125.9 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, driven by declines across all revenue streams primarily from continued traffic acquisition headwinds in our free marketing channels, particularly SEO, as discussed further below.

Adjusted EBITDA in our Hotels and Other segment decreased by $22.5 million and $61.0 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, while adjusted EBITDA margin decreased 6.5 percentage points and 5.1 percentage points during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. The decrease in adjusted EBITDA was primarily due to a decrease in revenue, as noted

above, partially offset by a decrease in the segment's operating expenses of $22.4 million and $64.9 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. This decrease was primarily related to a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the fourth quarter of 2025, and a decrease in marketing expenses as we continue to optimize for profitability. The decline in adjusted EBITDA margin during the three and nine months ended September 30, 2026 when compared to the same periods in 2025, was primarily due to an increase in marketing costs as a percentage of revenue due to declines in free marketing channels, particularly SEO, related to the continued trend of traffic acquisition headwinds, and the resulting shift from free to paid marketing channels, as well as technology costs and cost of sales as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Hotels and Other segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Hotels and Other:
Hotels	$109.7	$143.1	(23%)	$342.1	$443.4	(23%)
% of Hotels and Other revenue*	72%	73%		72%	74%
Media and advertising	27.7	36.0	(23%)	86.7	102.3	(15%)
% of Hotels and Other revenue*	18%	18%		18%	17%
Other	14.2	17.4	(18%)	44.0	53.0	(17%)
% of Hotels and Other revenue*	9%	9%		9%	9%
Total Hotels and Other Revenue	$151.6	$196.5	(23%)	$472.8	$598.7	(21%)

*Percentages may not total to 100% due to rounding.

Hotels Revenue

Hotels revenue decreased by $33.4 million during the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to a decrease in hotel metasearch revenue. This decrease was driven primarily by a decline in revenue from free marketing channels, and to a lesser extent, paid marketing channels, from lower click volumes, as well as, a decrease in pricing as measured in cost-per-click rates (“CPCs”) in our hotel metasearch offering, although CPC's remain robust.

Hotels revenue decreased by $101.3 million during the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to a decrease in hotel metasearch revenue. This decrease was driven primarily by a decline in revenue from free marketing channels, and to a lesser extent, paid marketing channels, from lower click volumes, which more than offset an increase in pricing as measured in CPCs in our hotel metasearch offering. Growth in CPCs was due in part to certain product changes made that improved qualified referrals to our partners.

Media and Advertising Revenue

Media and advertising revenue primarily consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and decreased $8.3 million and $15.6 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. These decreases were primarily driven by declines in traditional display and programmatic advertising (together sometimes referred to as “on platform” advertising) that correlates closely with overall traffic volume, as well as macro-environment factors impacting advertising partner spending.

Other Revenue

Other revenue includes click-based advertising and display-based advertising revenue from our cruise offering, as well as, Tripadvisor dining revenue. At the start of 2026, the Company no longer offered travelers access to vacation rentals, flights and rental cars offerings on its platform. Tripadvisor dining revenue includes affiliate marketing commissions earned primarily from restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by TheFork, in addition to revenue earned from Hotels and Other’s own business-to-business (“B2B”) restaurant offerings. Other revenue decreased $3.2 million and $9.0 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to Tripadvisor dining revenue as we shift our strategic focus and simplify the management of our Hotels and Other segment, and to a lesser extent, the Company no longer offering vacation rentals, flights and rental cars offerings on our platform, as noted above.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Cost of sales	$37.3	$36.2	3%	$95.3	$94.8	1%
% of revenue	8.5%	7.4%		7.9%	7.2%

Cost of sales increased $1.1 million during the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to an increase in bad debt expense in Hotels and Other, partially offset by a decrease in digital service taxes. Cost of sales increased $0.5 million during the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to an increase in credit card payment processing fees as a result of revenue growth in Experiences, an increase in bad debt expense in Hotels and Other, and to a lesser extent, media production costs and other transactional costs related to generating revenue in Hotels and Other. These increases were partially offset by a decrease in digital services taxes, resulting from the repeal of enacted tax legislation in Canada during 2026 related to digital service taxes, which includes a refund of $2.0 million realized during the second quarter of 2026.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Marketing - Experiences	$170.5	$159.7	7%	$460.0	$418.1	10%
Marketing - Hotels and Other	42.5	52.7	(19%)	129.6	155.2	(16%)
Total Marketing	$213.0	$212.4	0%	$589.6	$573.3	3%
% of revenue	48.8%	43.3%		49.0%	43.5%

Marketing costs increased $0.6 million and $16.3 million during the three and nine months ended September 30, 2026 when compared to the same periods in 2025, primarily driven by an increase in marketing costs in Experiences, in order to drive revenue growth and increase market share, as well as SEO traffic acquisition headwinds in its Tripadvisor point-of-sale increasing paid online traffic acquisition costs, partially offset by a decrease in marketing costs in Hotels and Other as we continue to optimize for profitability.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Personnel (exclusive of stock-based compensation)	$78.7	$98.1	(20%)	$248.2	$294.5	(16%)
Stock-based compensation	15.3	25.7	(40%)	50.5	77.1	(35%)
Total Personnel	$94.0	$123.8	(24%)	$298.7	$371.6	(20%)
% of revenue	21.5%	25.2%		24.8%	28.2%

Personnel costs, including stock-based compensation, decreased $29.8 million and $72.9 million during the three and nine months ended September 30, 2026 when compared to the same periods in 2025, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2026 and 2025, and lower annual stock-based grant values awarded to the Company's employees during 2026.

Technology

Technology expenses consist primarily of licensing, including artificial intelligence (“AI”) computing costs, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
Technology	$22.9	$21.9	5%	$66.0	$62.9	5%
% of revenue	5.2%	4.5%		5.5%	4.8%

Technology costs increased $1.0 million and $3.1 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. The increase in technology and content costs during the three and nine months ended September 30, 2026, when compared to the same periods in 2025, was primarily due to increased licensing fees associated with AI token spend, reflecting the Company's prioritization of this technology.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	($ in millions)			($ in millions)
General and administrative	$16.6	$14.4	15%	$42.3	$37.9	12%
% of revenue	3.8%	2.9%		3.5%	2.9%

General and administrative costs increased $2.2 million during the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to an increase of legal contingency reserves.

General and administrative costs increased $4.4 million during the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to decrease of $4.6 million related to the decrease of a previously estimated accrual regarding a potential settlement of a regulatory related matter during the second quarter of 2025, which did not reoccur during 2026, as well as, $4.1 million of transaction related expenses, primarily shareholder activism costs during the first quarter of 2026, and an increase of legal contingency reserve. These headwinds were partially offset by a recovery of $4.8 million during the first quarter of 2026, related to an external fraud incident which occurred during the fourth quarter of 2022, and to a lesser extent, an increase of sublease income related to office space.

As discussed above, the results of TheFork business has been reclassified to discontinued operations for all periods presented. Stranded costs, which are certain shared costs, primarily personnel costs, previously allocated to TheFork reportable segment that do not qualify for discontinued operations accounting classification and are reported within continuing operations for all periods presented. These costs included in general and administrative expenses totaled $0.9 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Depreciation	$18.6	$18.0	$55.5	$51.6
Amortization of intangible assets	0.3	0.7	1.0	1.9
Total depreciation and amortization	$18.9	$18.7	$56.5	$53.5
% of revenue	4.3%	3.8%	4.7%	4.1%

Depreciation and amortization increased $0.2 million and $3.0 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to increased depreciation related to previous capital investments in internal website development, and to a lesser extent, an increase in capital investments primarily in technology and office space across the business, partially offset by the completion of amortization related to intangible assets purchased in business acquisitions from previous years.

Impairment of Goodwill

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Impairment of goodwill	$369.5	$—	$369.5	$—

The Company recorded a goodwill impairment charge of $369.5 million related to our Hotels and Other reporting unit in the third quarter of 2026, as discussed in “Recent Developments” above. Refer to “Note 6: Goodwill” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information regarding this impairment.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits and other related reorganization costs.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$0.9	$0.3	$7.8	$9.6

The Company incurred pre-tax restructuring and other related reorganization costs of $0.9 million and $7.8 million during the three and nine months ended September 30, 2026, respectively, as discussed in “Recent Developments” above. Refer to “Note 7: Accrued Expenses and Other Current Liabilities” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest expense	$(15.3)	$(17.5)	$(46.1)	$(46.5)

Interest expense decreased $2.2 million and $0.4 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to a decrease in interest rates. The majority of interest expense reported for all periods presented was related to the Term Loan B Facility. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, time deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest income	$5.8	$10.3	$18.8	$30.3

Interest income decreased $4.5 million and $11.5 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to a decrease in interest rates received on demand bank deposits, time deposits, and money market funds, as well as a decrease in cash invested during the second and third quarters of 2026 as a result of the repayment of the 2026 Senior Notes on April 1, 2026. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Other income (expense), net	$0.1	$(0.2)	$1.5	$(9.3)

Other income, net, increased $0.3 million and $10.8 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily due to net foreign exchange gains incurred as a result of foreign currency movements during the periods.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$29.2	$(7.2)	$22.7	$(7.8)
Effective tax rate	8.4%	12.9%	6.5%	8.6%

Our effective tax rate for the three and nine months ended September 30, 2026 differs from the U.S. federal statutory rate of 21%, primarily due to a $31.6 million deferred tax benefit recognized in association with the goodwill impairment charge related to the Hotels and Other segment recorded during the third quarter of 2026, partially offset by the tax effects of stock-based compensation.

The change in our income tax provision during the three and nine months ended September 30, 2026, when compared to the same periods in 2025, was primarily due a $31.6 million deferred tax benefit recognized in association with the goodwill impairment charge related to the Hotels and Other segment recorded during the third quarter of 2026. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss) from continuing operations

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Net income (loss) from continuing operations	$(316.9)	$48.5	$(324.7)	$82.4
Net income (loss) margin from continuing operations	(72.6%)	9.9%	(27.0%)	6.2%

Net income from continuing operations decreased by $365.4 million and $407.1 million during the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025, primarily driven by a goodwill impairment charge of $369.5 million related to our Hotels and Other segment in the third quarter of 2026, and to a lesser extent, a decrease in revenue, as described in more detail above under “Revenue and Segment Information”. These declines were partially offset by a decrease in personnel costs, as described in more detail above under “Expenses” and a $31.6 million deferred tax benefit recognized in association with the goodwill impairment charge related to the Hotels and Other segment recorded during the third quarter of 2026, as described in more detail above under “(Provision) Benefit for Income Taxes.”

Net income (loss) from discontinued operations, net of tax

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Net income (loss) from discontinued operations, net of tax	$3.8	$4.7	$1.6	$(4.2)
Net income (loss) margin from discontinued operations, net of tax	5.8%	7.5%	0.9%	(2.6%)

Net income from discontinued operations, net of tax, decreased by $0.9 million during the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to an increase in provision for income taxes of $6.7 million, which negatively impacted net income (loss) from discontinued operations, net of tax. This negative impact was partially offset by an increase in revenue of $3.1 million during the three months ended September 30, 2026 when compared to the same period in 2025, due to booking volume growth, in addition to increased adoption of its premium online reservation booking software offering, and third-party partnership revenue. In addition, total costs and expenses decreased $2.3 million primarily due to the ceased recognition of depreciation and amortization of TheFork's long-lived assets upon determination it met held for sale criteria under GAAP, partially offset by an increase in brand marketing costs and cost of sales.

Net loss from discontinued operations, net of tax, improved by $5.8 million during the nine months ended September 30, 2026 when compared to the same period in 2025. These improvements were primarily driven by an increase in revenue of $20.9 million during the nine months ended September 30, 2026 when compared to the same period in 2025, due to booking volume growth, in addition to increased adoption of its premium online reservation booking software offering, and third-party partnership revenue. These improvements in revenue were partially offset by an increase in total costs and expenses of $4.4 million, primarily related to an increase in cost of sales and brand marketing costs, as well as, personnel costs due to increased headcount to support business growth, partially offset by the ceased recognition of depreciation and amortization of TheFork's long-lived assets upon determination it met held for sale criteria under GAAP, during the nine months ended September 30, 2026 when compared to the same period in 2025. In addition, an increase in provision for income taxes of $10.1 million during the nine months ended September 30, 2026 when compared to the same period in 2025, negatively impacted net income (loss) from discontinued operations, net of tax.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Net income (loss)	$(313.1)	$53.2	$(323.1)	$78.2
Net income (loss) margin	(62.3%)	9.6%	(23.3%)	5.3%

Net income decreased by $366.3 million and $401.3 million during the three and nine months ended September 30, 2026 when compared to the same periods in 2025. These decreases were driven by the factors discussed above in “Net income (loss) from continuing operations” and “Net income (loss) from discontinued operations, net of tax”.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) from continuing operations	$(316.9)	$48.5	$(324.7)	$82.4
Add: Provision (benefit) for income taxes	(29.2)	7.2	(22.7)	7.8
Add: Other expense (income), net	9.4	7.4	25.8	25.5
Add: Restructuring and other related reorganization costs	0.9	0.3	7.8	9.6
Add: Impairment of goodwill	369.5	—	369.5	—
Add: Legal reserves, settlements and other (1)	2.6	—	1.9	(4.6)
Add: Transaction related expenses (2)	0.6	—	4.1	—
Add: Non-recurring expenses (income) (3)	—	—	(4.8)	—
Add: Stock-based compensation	15.3	25.7	50.5	77.1
Add: Depreciation and amortization	18.9	18.7	56.5	53.5
Adjusted EBITDA	$71.1	$107.8	$163.9	$251.3

(1)
During the three and nine months ended September 30, 2026, the Company recorded cumulative legal contingency reserves of $2.6 million and 3.9 million, respectively, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. In addition. during the second quarter of 2026, the Company realized a refund of $2.0 million, resulting from the repeal of enacted tax legislation in Canada during 2026 related to digital service taxes, reflected in cost of sales on our unaudited condensed consolidated statement of operations. During the second quarter of 2025, the Company recorded a decrease of $4.6 million to a previously estimated accrual for the settlement of a regulatory related matter, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
(2)
The Company expensed certain costs related to shareholder activism of $3.3 million, and other transaction related costs of $0.8 million, reflected in general and administrative expenses on our unaudited condensed consolidated statements of operations.
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

Stock-Based Compensation

Refer to “Note 11: Stock-Based Awards” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 4.5 million service-based RSUs with a weighted average grant-date fair value of $10.34 and approximately 0.8 million PSUs with a weighted average grant-date fair value of $10.14 during the nine months ended September 30, 2026.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of September 30, 2026 and December 31, 2025, we had $706.8 million and $978.0 million, respectively, of cash and cash equivalents, and $497.7 million and $496.4 million, respectively, of available borrowing capacity under the Credit Facility. As of September 30, 2026, approximately $219.4 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 32% was located in the U.K. As of September 30, 2026, the significant majority of our cash was denominated in U.S. dollars.

As of September 30, 2026, we are party to a credit agreement (“Amended Credit Agreement”), which, among other things, provides for a $500.0 million revolving credit facility (“Credit Facility”) with a maturity date of June 29, 2028. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings under the Credit Facility and $2.3 million and $3.6 million, respectively, of issued undrawn standby letters of credit. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings under the Credit Facility refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of September 30, 2026 and December 31, 2025, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of September 30, 2026, the Company had an aggregate outstanding principal amount of $8.5 million and $825.4 million in short-term and long-term debt, respectively, on our unaudited condensed consolidated balance sheet pertaining to the Term Loan B Facility, which is discussed below.

On April 1, 2026, the Company repaid in full the outstanding 2026 Senior Notes, at maturity, for $345.4 million, consisting of principal and accrued interest, funded by cash on hand. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

The Company also maintains the Term Loan B Facility with an aggregate principal amount remaining of $833.9 million, maturing on July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. As of September 30, 2026 and 2025, the interest rate on the Term Loan B Facility was 6.65% and 6.91%, respectively. The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $6.4 million were made during both the nine months ended September 30, 2026 and 2025. The Term Loan B Facility has no financial covenants.

We may from time to time repurchase the Term Loan B Facility through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. For further information on the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, and 2026 Senior Notes, refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

Significant uses of capital and other liquidity matters

On September 7, 2023, our Board of Directors authorized the repurchase of $250.0 million in shares of our common stock under a share repurchase program. This share repurchase program does not have a fixed expiration date or obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of September 30, 2026, we had $110.0 million remaining available to repurchase shares of our common stock under this share repurchase program. During the three and nine months ended September 30, 2025, we repurchased approximately 2.8 million shares of our outstanding common stock at an average price of $14.22 per share, exclusive of fees and commissions, or $40.0 million in the aggregate.

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

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, which may potentially reduce our cash balance and/or require us to borrow under the Credit Facility or to seek other financing alternatives. In addition, the net proceeds received from the sale of TheFork business provides the Company with additional flexibility in its capital structure. The Company will continue to maintain optionality with respect to its use of the net proceeds, but management currently expects that the Company will prioritize reduction of its long-term debt.The Company estimates it will incur transaction related costs of $16.0 million to $18.0 million related to the sale of TheFork, which will be netted against the gain on sale. We do not expect the disposition of TheFork business to have a significant impact on future operating cash flows.

Our cash flows for the nine months ended September 30, 2026 and 2025, as reflected in our unaudited condensed consolidated statements of cash flows from continuing operations, are summarized in the following table:

	Nine months ended September 30,
	2026	2025
	(in millions)
Net cash provided by (used in):
Operating activities	$130.4	$337.5
Investing activities	$(31.8)	$(50.4)
Financing activities	$(366.4)	$(134.3)

During the nine months ended September 30, 2026, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $345.0 million for the repayment of the 2026 Senior Notes and $7.2 million for the payment of withholding taxes on net share settlements of our equity awards) and investing activities (including $31.8 million in capital expenditures). This use of cash was funded with cash and cash equivalents and operating cash flows generated during the period.

During the nine months ended September 30, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including $410.7 million to repurchase our outstanding common stock pursuant to the Merger, including transaction costs, $40.0 million in repurchases of our outstanding common stock under the existing share repurchase program, and $13.0 million in payments of withholding taxes on net share settlements of equity awards) and investing activities (including $48.2 million in capital expenditures). This use of cash was funded with existing cash and cash equivalents and operating cash flows generated during the period, as well as, financing activities which includes $341.4 million in borrowings from our Tack-On Incremental Term Loan B Facility, net of financing costs.

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2026, decreased by $207.1 million when compared to the same period in 2025, primarily due to a decrease in net income from continuing operations, and to a lesser extent, a decrease in working capital of $95.2 million, partially offset by an increase in non-cash items. The decrease in working capital for the nine months ended September 30, 2026 when compared to the same period in 2025, was primarily driven by changes related to the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experiences operators.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2026 decreased by $18.6 million when compared to the same period in 2025, primarily due to a decrease in leasehold improvements related to our office spaces, as well as a decrease in capitalized website development costs due to a reduction in headcount related to cost-reduction measures initiated in Hotels and Other during 2026 and 2025.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2026 increased by $232.1 million when compared to the same period in 2025, primarily due to the repayment of our 2026 Senior Notes during the second quarter of 2026 of $345.0 million and proceeds received from the issuance of our Tack-On Incremental Term Loan B Facility during 2025 of $341.4 million, net of financing costs, partially offset by $410.7 million for the repurchase of our outstanding common stock pursuant to the Merger and a $40.0 million decrease in net cash used to repurchase shares of our outstanding common stock under our existing share repurchase program, both occurring during 2025.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2025. As of September 30, 2026, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

Refer to “Note 9: Income Taxes” and “Note 10: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on other potential contingencies, including ongoing audits by the IRS and various other domestic and foreign tax authorities, and other tax and legal matters. The Organization for Economic Cooperation and Development (“OECD”) through its “Inclusive Framework” of G20 and other countries have issued proposals related to the taxation of the digital economy. Many jurisdictions, particularly in the EU, have implemented or are considering the adoption of a digital services tax (“DST”) or similar tax that imposes a tax on revenues earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Future developments related to such proposals, in particular any unilateral actions outside of the OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations. During the three and nine months ended September 30, 2026, we recorded $3.4 million and $4.6 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations, which includes a realized refund of $2.0 million during the second quarter of 2026, resulting from the repeal of enacted tax legislation in Canada during March 2026 related to digital service taxes. During the three and nine months ended September 30, 2025, we recorded $4.5 million and $10.2 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the nine months ended September 30, 2026 since December 31, 2025. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 10: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information regarding any legal proceedings. For an additional discussion of certain risks associated with legal proceedings, refer to Part I, Item 1A, “Risk Factors” in our 2025 Annual Report.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2025 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended September 30, 2026, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2026, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended September 30, 2026, we did not repurchase any shares of our common stock under our existing share repurchase program. As of September 30, 2026, we had $110.0 million remaining available to repurchase shares of our common stock under our existing authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
2.1	Plan of Conversion		8-K	001-35362	2.2	4/29/25
3.1	Articles of Incorporation		8-K	001-35362	3.1	4/29/25
3.2	Amended and Restated Bylaws		10-Q	001-35362	3.2	5/7/2025
10.1*	Equity Purchase Agreement, dated as of August 2, 2026, by and between Tripadvisor, Inc., Tripadvisor UK Holdco Limited, LF Holdings (France) SAS, and American Express Travel Related Services Company, Inc.		8-K	001-35362	10.1	8/3/26
10.2+	Form of Restricted Stock Agreement (Non-Employee Directors)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

*Schedules and certain sub-exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any omitted schedules or sub-exhibits to the SEC upon request.

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

November 5, 2026